Form 10-Q
period 1995-03-31
S/M REAL ESTATE FUND VII LTD/TX
filed 1995-05-12
CIK 709296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One) X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to


Commission file number:   0-11779

                         S/M REAL ESTATE FUND VII, LTD.
             (Exact name of registrant as specified in its charter)




             Texas                                            75-1845682
(State or other jurisdiction of                             (I.R.S.Employer
Incorporation or organization)                            identification No.)


5520 LBJ Freeway, Suite 300, Dallas, Texas                      75240
(Address of principal executive offices)                      (Zip code)

                                 (214) 404-7100
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.  Yes X   No



Balance Sheets
                                              March 31,    December 31,
Assets                                            1995            1994

Land                                       $   962,216      $  962,216
Building and improvements                    7,650,943       7,603,046
                                             8,613,159       8,565,262
Less-accumulated depreciation               (4,184,375)     (4,091,395)
                                             4,428,784       4,473,867
Cash and cash equivalents                      890,163         933,424
Cash held in escrow                            117,390          92,855
Accounts receivable                             14,445          12,301
Other assets                                    21,749          30,562
   Total Assets                            $ 5,472,531     $ 5,543,009


Liabilities and Partners' Deficit

Liabilities:
 Notes payable                             $ 6,380,912     $ 6,380,912
 Accounts payable:
    Trade                                       13,683           2,764
    Affiliates                                  40,664          40,664
 Accrued interest payable                      694,724         717,721
 Accrued expenses and other liabilities         88,231          86,965
    Total Liabilities                        7,218,214       7,229,026

Partners' Deficit:
  General Partners                            (104,069)       (103,472)
  Limited Partners                          (1,641,614)     (1,582,545)
    Total Partners' Deficit                 (1,745,683)     (1,686,017)

  Total Liabilities and Partners' Deficit  $ 5,472,531     $ 5,543,009

See accompanying notes to the financial statements.

Statement of Partners' Deficit
For the three months ended March 31, 1995

                                         Limited       General
                                        Partners      Partners        Total

Balance at December 31, 1994         $(1,582,545)   $ (103,472) $(1,686,017)
Net loss                                 (59,069)         (597)     (59,666)

Balance at March 31, 1995            $(1,641,614)   $ (104,069) $(1,745,683)

See accompanying notes to the financial statements.


Statements of Operations
For the three months ended March 31, 1995 and 1994

Income                                            1995            1994

Rental                                       $ 319,720       $ 325,156
Interest                                        13,306           6,786
  Total Income                                 333,026         331,942

Expenses

Property operating                             165,822         181,091
Interest                                       121,550         120,784
Depreciation                                    92,980          91,915
General and administrative                      12,340          19,538
  Total Expenses                               392,692         413,328

  Net Loss                                   $ (59,666)      $ (81,386)

Net Loss Allocated:
To the General Partners                           (597)           (814)
To the Limited Partners                        (59,069)        (80,572)
                                             $ (59,666)      $ (81,386)

Per limited partnership unit
 (11,080 outstanding)                           $(5.33)         $(7.27)

See accompanying notes to the financial statements.

Statements of Cash Flows
For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:             1995            1994

Net loss                                     $ (59,666)      $ (81,386)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
  Depreciation                                  92,980          91,915
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Cash held in escrow                        (24,535)        114,189
    Accounts receivable                         (2,144)          2,719
    Other assets                                 8,813           6,594
    Accounts payable                            10,919         (10,512)
    Accrued interest payable                   (22,997)        (15,779)
    Accrued expenses and other liabilities       1,266        (138,700)

Net cash provided by
(used for) operating activities                  4,636         (30,960)

Cash Flows from Investing Activities:

  Additions to investment properties           (47,897)           ----

Net cash used for investing activities         (47,897)           ----

Net decrease in cash and cash equivalents      (43,261)        (30,960)

Cash and cash equivalents
 at beginning of period                        933,424         863,717

Cash and cash equivalents
 at end of period                           $  890,163      $  832,757

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest  $  144,547      $  138,463

See accompanying notes to the financial statements.


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' deficit for the three months ended March 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Liquidity and Capital Resources
For the three months ended March 31, 1995, the Partnership's property, Fifth Avenue Apartments ("Fifth Avenue"), generated sufficient cash flow to meet both operating expenses and minimum required debt service pursuant to the Partnership's Modified Plan of Reorganization. The mortgage secured by Fifth Avenue, the principal and accrued interest of which totalled $7,075,636 as of March 31, 1995, matures on December 31, 1995. It is the General Partners' intention to pursue efforts to sell the property or reach an agreement with the lender for a further restructuring or extension of the mortgage secured by Fifth Avenue during 1995. However, there can be no assurances that such efforts will be successful. Although it is anticipated that the property will generate cash flow to meet operating needs and required debt service payments in the future, there can be no assurances that such payments will be made.

Cash and cash equivalents totalled $890,163 at March 31, 1995, compared with $933,424 at December 31, 1994. The $43,261 decrease is due to capital expenditures of $47,897 offset by net cash provided by operations of $4,636.

Cash held in escrow increased to $117,390 at March 31, 1995, compared with $92,855 at December 31, 1994. The $24,535 increase is attributable to escrow contributions for insurance and real estate taxes offset by the payment of a portion of Fifth Avenue's 1994 real estate taxes in January 1995.

Results of Operations
For the three months ended March 31, 1995, Partnership operations resulted in a net loss of $59,666, compared to a net loss of $81,386 in the corresponding 1994 period. The decrease in net loss is primarily attributable to lower property operating expenses and general and administrative expenses.

Rental income at Fifth Avenue totalled $319,720 for the three months ended March 31, 1995, compared to $325,156 for the corresponding 1994 period. Occupancy at Fifth Avenue averaged approximately 94% for the three months ended March 31, 1995, compared to approximately 95% for the corresponding period in 1994. The average rental income per occupied square foot at the property was $8.07 for the three months ended March 31, 1995, up slightly from $8.05 for the corresponding period in 1994.

Interest income totalled $13,306 for the quarter ended March 31, 1995, compared to $6,786 for the corresponding 1994 period. The increase is a result of higher interest rates and higher average cash balances compared with those of the corresponding 1994 period.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes. Property operating expenses at Fifth Avenue for the three months ended March 31, 1995 totalled $165,822, compared to $181,091 for the three months ended March 31, 1994. The decrease is primarily attributable to pool deck repair costs incurred in the first quarter of 1994.

General and administrative expenses totalled $12,340 for the quarter ended March 31, 1995, compared to $19,538 for the corresponding 1994 period. The higher balance for the 1994 period is primarily attributable to costs recognized by the Partnership during the first quarter of 1994 associated with the sale of Rockcreek Apartments in December 1993.


PART II	OTHER INFORMATION

Items 1-4  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a)     Exhibits - None

           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					S/M REAL ESTATE FUND VII, LTD.

                                BY:     SM7 APARTMENT INVESTORS INC.
                                        General Partner

Date:  May 10, 1995
                                BY:      /s/ Kenneth L. Zakin
                                Name:        Kenneth L. Zakin
                                Title:       Director and President




Date:  May 10, 1995             BY:      /s/ Daniel M. Palmier
                                Name:        Daniel M. Palmier
                                Title:       Vice President and
                                             Chief Financial Officer