Form 10-Q
period 1995-06-30
S/M REAL ESTATE FUND VII LTD/TX
filed 1995-08-11
CIK 709296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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


                                 Balance Sheets

Assets
                                                  June 30,        December 31,
                                                     1995                1994

Land                                         $    962,216       $     962,216
Buildings and improvements                      7,650,943           7,603,046
                                                ---------           ---------
                                                8,613,159           8,565,262
Less-accumulated depreciation                  (4,278,022)         (4,091,395)
                                                ---------           ---------
                                                4,335,137           4,473,867
Cash and cash equivalents                         854,028             933,424
Cash held in escrow                               193,855              92,855
Accounts receivable                                12,407              12,301
Other assets                                       41,120              30,562
                                                ---------           ---------
      Total Assets                           $  5,436,547       $   5,543,009
                                                =========           =========

Liabilities and Partners' Deficit

Liabilities:
  Notes payable                              $  6,380,912       $   6,380,912
  Accounts payable:
      Trade                                        13,319               2,764
      Affiliates                                   40,664              40,664
      Accrued interest payable                    668,270             717,721
      Accrued expenses and other liabilities      133,782              86,965
                                                ---------           ---------
          Total Liabilities                     7,236,947           7,229,026

Partners' Deficit:
  General Partners                               (104,616)           (103,472)
  Limited Partners                             (1,695,784)         (1,582,545)
                                                ---------           ---------
           Total Partners' Deficit             (1,800,400)         (1,686,017)
                                                ---------           ---------
           Total Liabilities
           and Partners' Deficit             $  5,436,547       $   5,543,009
                                                =========           =========


                         Statement of Partners' Deficit
                     For the six months ended June 30, 1995


                                        Limited        General
                                        Partners       Partners         Total

Balance at December 31, 1994        $ (1,582,545)   $  (103,472)  $ (1,686,017)
Net loss                                (113,239)        (1,144)      (114,383)
                                       ---------      ---------      ---------
Balance at June 30, 1995            $ (1,695,784)   $  (104,616)  $ (1,800,400)
                                       =========      =========      =========


                            Statements of Operations

                                      Three months ended     Six months ended
                                           June 30,              June 30,
                                       1995       1994       1995       1994
Income

Rental                           $  332,578  $  329,082  $  652,298  $  654,238
Interest                             12,893      10,822      26,199      17,608
                                    -------     -------     -------     -------
     Total Income                   345,471     339,904     678,497     671,846
                                    -------     -------     -------     -------
Expenses

Property operating                  174,993     156,542     340,815     337,633
Interest                            121,117     122,034     242,667     242,818
Depreciation                         93,647      91,648     186,627     183,563
General and administrative           10,431      14,725      22,771      34,263
                                    -------     -------     -------     -------
     Total Expenses                 400,188     384,949     792,880     798,277
                                    -------     -------     -------     -------
         Net Loss                $  (54,717) $  (45,045) $ (114,383) $ (126,431)
                                    =======     =======     =======     =======
Net Loss Allocated:

To the General Partners                (547)       (450)     (1,144)     (1,264)
To the Limited Partners             (54,170)    (44,595)   (113,239)   (125,167)
                                    -------     -------     -------     -------
                                 $  (54,717) $  (45,045) $ (114,383) $ (126,431)
                                    =======     =======     =======     =======
Per limited partnership unit
 (11,080 outstanding)            $    (4.89) $    (4.02) $   (10.22) $   (11.30)


                            Statements of Cash Flows
                For the six months ended June 30, 1995 and 1994

                                                         1995           1994
Cash Flows from Operating Activities:

Net loss                                           $   (114,383)  $   (126,431)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
   Depreciation                                         186,627        183,563
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
       Cash held in escrow                             (101,000)        64,010
       Accounts receivable                                 (106)        40,784
       Other assets                                     (10,558)        13,189
       Accounts payable                                  10,555        (10,365)
       Accrued interest payable                         (49,451)       (31,830)
       Accrued expenses and other liabilities            46,817        (94,836)
                                                        -------        -------
Net cash provided by (used for) operating activities	(31,499)	38,084

Cash Flows from Investing Activities:

   Additions to investment properties                   (47,897)            --
                                                        -------        -------
Net cash used for investing activities                  (47,897)            --
                                                        -------        -------
Net increase (decrease) in cash and cash equivalents	(79,396)	38,084

Cash and cash equivalents at beginning of period        933,424        863,717
                                                        -------        -------
Cash and cash equivalents at end of period         $    854,028   $    901,801
                                                        =======        =======
Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for interest       $    292,118   $    276,925
                                                        =======        =======


                       Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994, cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in partners' deficit for the six months ended June 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
- -------------------------------
For the six months ended June 30, 1995, the Partnership had sufficient cash to meet both operating expenses and minimum required debt service pursuant to the Partnership's Modified Plan of Reorganization. The mortgage securing the Partnership's remaining property, Fifth Avenue Apartments ("Fifth Avenue"), matures on December 31, 1995. As of June 30, 1995, the outstanding balance of the mortgage, including principal and accrued interest, totalled $7,049,182.
It is the General Partners' intention to pursue efforts to sell the property or reach an agreement with the lender for a further restructuring or extension of the mortgage secured by Fifth Avenue during 1995. However, there can be no assurances that such efforts will be successful. Although it is anticipated that the property will generate cash flow to meet operating needs and required debt service payments in the future, there can be no assurances that such payments will be made.

Cash and cash equivalents totalled $854,028 at June 30, 1995, compared with $933,424 at December 31, 1994. The $79,396 decrease is due to capital expenditures and cash used for operating activities.

Cash held in escrow increased to $193,855 at June 30, 1995, compared with $92,855 at December 31, 1994. The $101,000 increase is primarily attributable to escrow contributions for insurance and real estate taxes partially offset by the payment of a portion of Fifth Avenue's 1994 real estate taxes in January 1995.

Accrued interest payable totalled $668,270 at June 30, 1995, compared to $717,721 at December 31, 1994. The decrease is a result of interest payments made on the Partnership's mortgage obligation during the first six months of 1995.

Accrued expenses and other liabilities totalled $133,782 at June 30, 1995, compared to $86,965 at December 31, 1994. The increase is primarily attributable to accruals for real estate taxes for the first and second quarters of 1995.

Results of Operations
- ---------------------
For the three and six months ended June 30, 1995, Partnership operations resulted in net losses of $54,717 and $114,383, respectively, compared to net losses of $45,045 and $126,431, respectively, for the corresponding 1994 periods. The increase in net loss for the three month period is primarily attributable to an increase in property operating expenses. The decrease in the net loss for the six month period is primarily due to an increase in interest income and a decrease in general and administrative expenses.

Rental income totalled $332,578 and $652,298, respectively, for the three and six months ended June 30, 1995, compared to $329,082 and $654,238, respectively, for the corresponding 1994 periods. Occupancy at Fifth Avenue averaged approximately 96% and 95%, respectively, for the three and six months ended June 30, 1995, compared to approximately 97% and 96%, respectively, for the corresponding periods in 1994. The average rental income per occupied square foot at the property was $8.22 and $8.15 for the three and six months ended June 30, 1995, up from $7.91 and $7.94, respectively, for the corresponding periods in 1994.

Interest income totalled $12,893 and $26,199, respectively, for the three and six months ended June 30, 1995, compared to $10,822 and $17,608, respectively, for the corresponding 1994 periods. The increases are primarily a result of higher interest rates earned on the Partnership's average cash balances during the first six months of 1995.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes. Property operating expenses for the three and six months ended June 30, 1995 totalled $174,993 and $340,815, respectively, compared to $156,542 and $337,633, respectively, for the corresponding periods in 1994. The increase for the three month period is primarily attributable to higher insurance and real estate taxes in the 1995 period.

General and administrative expenses totalled $10,431 and $22,771, respectively, for the three and six months ended June 30, 1995, compared to $14,725 and $34,263 for the corresponding 1994 periods. The higher balance for the 1994 periods is primarily attributable to legal and audit costs recognized by the Partnership in conjunction with the sale of Rockcreek Apartments in December 1993.


PART II	OTHER INFORMATION


Items 1-5	Not applicable.

Item 6          Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.



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



                                S/M REAL ESTATE FUND VII, LTD.

                        BY:     SM7 APARTMENT INVESTORS INC.
                                General Partner



Date:       August 10, 1995     BY:   /s/ Kenneth L. Zakin
                                --------------------------
                                Name: Kenneth L. Zakin
                                Title: Director and President




Date:       August 10, 1995     BY:  /s/ Daniel M. Palmier
                                --------------------------
                                Name: Daniel M. Palmier
                                Title: Vice President and
                                       Chief Financial Officer