Form 10-Q
period 1995-09-30
S/M REAL ESTATE FUND VII LTD/TX
filed 1995-11-14
CIK 709296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995

	OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number:   0-11779

                         S/M REAL ESTATE FUND VII, LTD.
             (Exact name of registrant as specified in its charter)




             Texas                                      75-1845682
(State or other jurisdiction of                       (I.R.S.Employer
 Incorporation or organization)                      identification No.)


5520 LBJ Freeway, Suite 500, Dallas, Texas                75240
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


Balance Sheets


                                        September 30,           December 31,
Assets                                          1995                   1994

Land                                 $       962,216        $       962,216
Building and improvements                  7,650,943              7,603,046

                                           8,613,159              8,565,262
Less-accumulated depreciation             (4,371,430)            (4,091,395)

                                           4,241,729              4,473,867
Cash and cash equivalents                    871,128                933,424
Cash held in escrow                          246,848                 92,855
Accounts receivable                            1,380                 12,301
Other assets                                  31,281                 30,562

                Total Assets         $     5,392,366        $     5,543,009


Liabilities and Partners' Deficit

Liabilities:
        Notes payable                $     6,380,912        $     6,380,912
	Accounts payable:
                Trade                         18,575                  2,764
                Affiliates                    40,664                 40,664
        Accrued interest payable             641,361                717,721
        Accrued expenses and
        other liabilities                    192,291                 86,965

                Total Liabilities          7,273,803              7,229,026

Partners' Deficit:
        General Partners                    (105,426)              (103,472)
        Limited Partners                  (1,776,011)            (1,582,545)

                Total Partners' Deficit   (1,881,437)            (1,686,017)

                Total Liabilities and
                Partners' Deficit    $     5,392,366        $     5,543,009



Statement of Partners' Deficit
For the nine months ended September 30, 1995


                                      Limited         General
                                     Partners        Partners            Total

Balance at December 31, 1994    $  (1,582,545)    $  (103,472)   $  (1,686,017)
Net loss                             (193,466)         (1,954)        (195,420)

Balance at September 30, 1995   $  (1,776,011)    $  (105,426)   $  (1,881,437)



Statements of Operations

                           Three months ended            Nine months ended
                              September 30,                 September 30,
Income                     1995          1994             1995          1994

Rental               $  331,041    $  335,039       $  983,339    $  989,277
Interest                 11,941         7,286           38,140        24,894

   Total Income         342,982       342,325        1,021,479     1,014,171

Expenses

Property operating      191,658       199,352          532,473       536,985
Interest                120,662       124,410          363,329       367,228
Depreciation             93,408        91,366          280,035       274,929
General and
administrative           18,291        12,876           41,062        47,139

   Total Expenses       424,019       428,004        1,216,899     1,226,281

         Net Loss    $  (81,037)   $  (85,679)      $ (195,420)   $ (212,110)

Net Loss Allocated:

To the General
Partners                   (810)         (857)          (1,954)       (2,121)
To the Limited
Partners                (80,227)      (84,822)        (193,466)     (209,989)

                     $  (81,037)   $  (85,679)      $ (195,420)   $ (212,110)

Per limited
partnership unit
(11,080 outstanding) $    (7.24)   $    (7.65)      $   (17.46)   $   (18.95)


Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                   1995            1994

Net loss                                         $  (195,420)    $  (212,110)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
        Depreciation                                 280,035         274,929
        Increase (decrease) in cash arising
        from changes in operating assets
        and liabilities:
                Cash held in escrow                 (153,993)         81,315
                Accounts receivable                   10,921          41,405
                Other assets                            (719)        (13,984)
                Accounts payable                      15,811         (13,311)
                Accrued interest payable             (76,360)        (48,159)
                Accrued expenses and other
                liabilities                          105,326         (48,149)

Net cash provided by (used for)
operating activities                                 (14,399)         61,936

Cash Flows from Investing Activities:

        Additions to investment property             (47,897)             --

Net cash used for investing activities               (47,897)             --

Net increase (decrease) in cash and
cash equivalents                                     (62,296)         61,936

Cash and cash equivalents at beginning of period     933,424         863,717

Cash and cash equivalents at end of period       $   871,128     $   925,653

Supplemental Disclosure of Cash Flow Information:

        Cash paid during the period for interest $   439,689     $   415,387

        Write-off of fully depreciated
        building & improvements                  $        --     $    79,215



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994, cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' deficit for the nine months ended September 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
For the nine months ended September 30, 1995, the Partnership had sufficient cash to meet both operating expenses and minimum required debt service pursuant to the Partnership's Modified Plan of Reorganization. Although it is anticipated that the Partnership's remaining property, Fifth Avenue Apartments ("Fifth Avenue"), will generate cash flow to meet operating needs and minimum required debt service payments in the future, there can be no assurances that such payments will be made. The mortgage securing the property matures on December 31, 1995. As of September 30, 1995, the outstanding balance of the mortgage, including principal and accrued interest, totalled $7,022,273. The General Partners have entered into discussions with the lender for a further restructuring or extension of the mortgage secured by Fifth Avenue while concurrently pursuing efforts to sell the property. However, there can be no assurances that such efforts will be successful. If efforts to sell the property are unsuccessful, or if an agreement with the lender to restructure or extend the debt prior to its maturity cannot be reached, the lender may exercise its option to foreclose upon the property.

Cash and cash equivalents totalled $871,128 at September 30, 1995, compared with $933,424 at December 31, 1994. The $62,296 decrease is due to capital expenditures and cash used for operating activities.

Cash held in escrow increased to $246,848 at September 30, 1995, compared with $92,855 at December 31, 1994. The $153,993 increase is primarily attributable to escrow contributions for insurance and real estate taxes.

Accrued interest payable totalled $641,361 at September 30, 1995, compared to $717,721 at December 31, 1994. The decrease is a result of interest payments made on the Partnership's mortgage obligation during the first nine months of 1995.

Accrued expenses and other liabilities totalled $192,291 at September 30, 1995, compared to $86,965 at December 31, 1994. The increase is primarily attributable to accruals for real estate taxes for the first three quarters of 1995.

Results of Operations
For the three and nine months ended September 30, 1995, Partnership operations resulted in net losses of $81,037 and $195,420, respectively, compared to net losses of $85,679 and $212,110, respectively, for the corresponding 1994 periods. The decrease in net loss for both periods is primarily attributable to an increase in interest income and a decrease in total expenses.

Rental income totalled $331,041 and $983,339, respectively, for the three and nine months ended September 30, 1995, compared to $335,039 and $989,277, respectively, for the corresponding 1994 periods. Occupancy at Fifth Avenue averaged approximately 95% for both the three and nine months ended September 30, 1995, compared to approximately 97% and 96%, respectively, for the corresponding periods in 1994. The average rental income per occupied square foot at the property was $8.27 and $8.19 for the three and nine months ended September 30, 1995, up from $7.98 and $7.95, respectively, for the corresponding periods in 1994.

Interest income totalled $11,941 and $38,140, respectively, for the three and nine months ended September 30, 1995, compared to $7,286 and $24,894, respectively, for the corresponding 1994 periods. The increases are primarily a result of higher interest rates earned on the Partnership's average cash balances during the first nine months of 1995.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes. Property operating expenses for the three and nine months ended September 30, 1995 totalled $191,658 and $532,473, respectively, relatively unchanged from $199,352 and $536,985, respectively, for the corresponding periods in 1994.

General and administrative expenses totalled $18,291 and $41,062, respectively, for the three and nine months ended September 30, 1995, compared to $12,876 and $47,139 for the corresponding 1994 periods. The increase for the three month period is primarily attributable to accruals for legal and other costs relating to the pending maturity of Fifth Avenue's mortgage obligation. The decrease for the nine month period is primarily attributable to legal and audit costs recognized by the Partnership in the 1994 period in conjunction with the sale of Rockcreek Apartments in December 1993.




PART II	OTHER INFORMATION


Items 1-5	Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits

                        (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.


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



                                        S/M REAL ESTATE FUND VII, LTD.

                                        BY:     SM7 APARTMENT INVESTORS INC.
                                                General Partner



Date:       November 14, 1995
                                        BY:     /s/ Kenneth L. Zakin
                                        Name:   Kenneth L. Zakin
                                        Title:  Director and President




Date:       November 14, 1995
                                        BY:     /s/ Daniel M. Palmier
                                        Name:   Daniel M. Palmier
                                        Title:  Vice President and
                                                Chief Financial Officer