Form 10-K
period 1995-12-31
S/M REAL ESTATE FUND VII LTD/TX
filed 1996-04-01
CIK 709296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

    For the fiscal year ended December 31, 1995

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

    For the transition period from _________________ to _________________

                        Commission file number:  0-11779


                         S/M REAL ESTATE FUND VII, LTD.
             (formerly Shearson-Murray Real Estate Fund VII, Ltd.)
              Exact name of registrant as specified in its charter


           Texas                                        75-1845682
State or other jurisdiction of
incorporation or organization                I.R.S. Employer Identification No.

5520 LBJ Freeway, Suite 500, Dallas, Texas                 75240
Address of principal executive offices                    zip code

Registrant's telephone number, including area code: (214) 404-7100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         LIMITED PARTNERSHIP INTERESTS
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

State aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable

Documents Incorporated by Reference: Prospectus dated June 10, 1983, contained in Amendment No. 3 to Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on June 10, 1983. (Parts I, II, III & IV)


                                     PART I

Item 1.	Business.

S/M Real Estate Fund VII, Ltd. (the "Partnership"), formerly Shearson-Murray Real Estate Fund VII, Ltd., was formed November 4, 1982 to acquire existing garden apartment complexes. The general partners of the Partnership are SM7 Apartment Investors Inc., a Texas corporation ("SM7")(formerly Shearson Apartment Investors XIV, Inc.), Murray Realty Investors VII, Inc. a Texas corporation ("Murray") and Crozier Partners VII, Ltd., a Texas limited partnership ("Crozier"). SM7, Murray and Crozier are hereinafter referred to collectively as the "General Partners." See Item 10. "Directors and Executive Officers of the Registrant."

The Partnership offered, on June 10, 1983, a minimum of 6,250 and a maximum of 14,000 limited partnership interests (the "Interests") in the Partnership at $1,000 per Interest with a minimum required purchase of two Interests for purchases made on behalf of Individual Retirement Accounts and five Interests for all other purchasers. Additionally, the General Partners were given the right to sell an additional 10,000 Interests in connection with the offering. The offering of Interests was terminated on April 30, 1984, and the Partnership accepted subscriptions for 11,080 Interests, for aggregate offering proceeds of $11,080,000.

On July 29, 1983, the Partnership acquired Fifth Avenue Apartments ("Fifth Avenue"), a 198-unit apartment complex located in San Antonio, Texas, for a purchase price of $8,474,925. On August 31, 1983, the Partnership acquired Rockcreek Apartments ("Rockcreek"), a 314-unit apartment complex located in Austin, Texas, for a purchase price of $10,948,228. The two properties are referred to collectively herein as the "Properties."

The San Antonio and Austin apartment markets deteriorated in the mid-1980s due to overbuilding and the general economic decline of the Southwest economy. Rental concessions and a decline in the Properties' operating results led to the depletion of the Partnership's working capital reserve. In July 1986, the General Partners suspended mortgage payments on the Partnership's two Properties and commenced negotiations with the lenders in an effort to restructure the terms of their respective mortgage loan agreements. Subsequently, in November 1986 and March 1987, the Partnership executed letters of intent with the holders of the Rockcreek and Fifth Avenue notes, respectively to modify certain conditions and terms of the mortgage obligations. The Partnership resumed payments in March 1987 in accordance with the proposed modifications.

In April 1989, the General Partners commenced renegotiations and suspended debt service payments on the mortgages secured by both Rockcreek and Fifth Avenue. This action was necessitated by the diminishing balance of the Partnership's cash and the capital improvement requirements at Rockcreek. The objective of these negotiations was to reduce the debt service payments required under the mortgage notes to a level that could be paid out of cash flow generated by the Properties. Under the terms of these loan agreements, non-payment of debt service represented an event of default.

In May 1989, two of the lenders for Rockcreek posted that property for foreclosure on June 7, 1989. As the Partnership was unable to reach an agreement with one of these lenders to forbear prior to foreclosure date, the Partnership commenced a voluntary case under Chapter 11 of the Federal Bankruptcy Code on June 6, 1989, in an attempt to protect its Limited Partners from the effects of foreclosure and to reorganize the Partnership's finances.

On October 4, 1989, the Partnership filed a plan of reorganization ("The Plan") together with a disclosure statement with the Bankruptcy Court. The Plan was not approved, and the Partnership filed its modified plan of reorganization (the "Modified Plan") and disclosure statement, which was confirmed on February 20, 1990, and became effective on March 1, 1990. The Modified Plan restructured the liabilities of the Partnership in a manner which was intended to permit such liabilities to be serviced by the Partnership's anticipated cash flow. Additionally, the Modified Plan required the Partnership to issue reorganization notes to holders of mortgage notes payable.

The first mortgage note secured by Phase I of the Rockcreek Apartments and the wraparound mortgage note secured by a third mortgage on Rockcreek were scheduled to mature on December 31, 1993. The General Partners had attempted to either restructure the debt or sell the property (both Phases I and II) for an amount greater than the outstanding debt. As a result of the General Partners' efforts to sell the property, the General Partners secured an offer to purchase the property in the amount of $8,521,055. Such offer was accepted and the property was sold on December 17, 1993. Concurrently with their sales efforts, the General Partners successfully negotiated an agreement with the holder of the wraparound mortgage on Rockcreek, whereby the Partnership received a release of all the mortgage liens on the property by paying a discounted amount of the total outstanding debt of $8,082,311. After the payment of debt and all costs associated with the sale closing, the Partnership received net cash proceeds in the amount of $105,072, which were retained in the Partnership's cash reserves.

The General Partners had commenced discussions in 1995 with the lender of the mortgage secured by Fifth Avenue as a result of the scheduled debt maturity on December 31, 1995. Such discussions continued past the December 31, 1995 maturity date, with the lender agreeing to forbear from foreclosing on the property while such discussions continue. As a result of the General Partners' efforts, a tentative agreement has been reached with the lender to modify and extend the mortgage, although the terms of such agreement have not yet been finalized. While the General Partners are hopeful that the agreement to modify and extend the mortgage will be executed by the end of the second quarter of 1996, there can be no assurance that such agreement will be reached. If an agreement is not reached, the lender may exercise its right to foreclose upon the property.

Competition
- -----------
Fifth Avenue competes for tenants with other apartment complexes in San Antonio. When evaluating a particular location to lease, a tenant may consider many factors, including, but not limited to, space availability, rental rates, lease terms, access, parking, quality of construction and quality of management. While the General Partners believe that the property is generally competitive in these factors, there can be no assurance that, in the view of a prospective tenant, other properties may not be more attractive.

Fifth Avenue directly competes with the following five apartment complexes:

                             Number of               Percent Occupied at
Property                      Units*                  December 31, 1995*
- ------------------------------------------------------------------------
1                               185                                  93%
2                               688                                  92%
3                               265                                  90%
4                               248                                  90%
5                               273                                  90%

* This information has been obtained from sources believed to be reliable by the Partnership, but the Partnership has not verified the accuracy of such information.

Employees
- ---------
The Partnership has no employees. The Partnership's Properties are managed by Anterra Management Corporation which provides certain administrative and management services. See Item 13. "Certain Relationships and Related Transactions."


Item 2.	Properties.

As of December 31, 1995, the Partnership owned the property described below:

Fifth Avenue Apartments: A 198-unit apartment complex located in San Antonio, Texas and situated on approximately 8.45 acres with 169,270 square feet of net leasable space. At December 31, 1995, Fifth Avenue Apartments was 90% occupied.


Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the General Partners or the Partnership is a party or to which its property is subject.


Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through solicitation of proxies or otherwise.

                                    PART II


Item 5. Market for Registrant's Limited Partnership Units and Related Security Holder Matters

A public market for Interests does not exist and is not likely to develop. Consequently, Limited Partners may not be able to liquidate their investment and Interests may not be readily accepted as collateral for a loan. Furthermore, the transfer of Interests is subject to certain limitations, including approval of the General Partners.

At December 31, 1995, there were 1,047 Limited Partners of record, owning an aggregate of 11,080 Interests.

There have been no cash distributions to the Limited Partners since inception of the Partnership.


Item 6.	Selected Financial Data.
(dollars in thousands except per interest data)

                                         For the years ended December 31,
                                   1995(1)    1994(1)   1993(2)   1992    1991
- ------------------------------------------------------------------------------
Income                            $ 1,358    $ 1,361  $  3,116 $ 2,872 $ 2,663

Loss Before Gain on Sale of Real
Estate and Extraordinary Item        (270)      (262)     (820)   (849) (1,081)

Net Income (Loss)                    (270)      (262)    1,723    (849) (1,081)

Net Income (Loss) per Limited
Partnership Interest (3)           (24.12)    (23.45)   144.45  (75.86) (96.59)

Total Assets
at Year-End                         5,213      5,543     6,028  12,823  13,570

Total Notes Payable
at Year-End                         6,381      6,381     6,381  13,938  13,972
- ------------------------------------------------------------------------------
(1) Results for the years ended December 31, 1995 and 1994 solely reflect operations of Fifth Avenue as Rockcreek was sold in December 1993.

(2) On December 17, 1993, the Partnership sold Rockcreek for $8,521,055 resulting in a gain on the sale of real estate assets of $2,055,240 and gain on debt forgiveness totalling $487,508. Reference is made to
        Item 1 "Business" for a further discussion on the sale of Rockcreek.

(3) Based on the Interests outstanding at the end of such period and net income or loss allocated to the Limited Partners.

There have been no cash distributions to the Limited Partners in the Partnership's past five fiscal years.

The above selected financial data should be read in conjunction with the Financial Statements and related notes appearing elsewhere in this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------
For the year ended December 31, 1995, Fifth Avenue generated sufficient cash flow to meet both operating expenses and minimum required debt service pursuant to the Partnership's Modified Plan of Reorganization. Although the property continues to generate cash flow to meet operating needs and required debt service payments, there can be no assurances that such payments will be made in the future.

Cash and cash equivalents totalled $935,994 at December 31, 1995, largely unchanged from $933,424 at December 31, 1994. Cash held in escrow increased to $105,901 at December 31, 1995, compared with $92,855 at December 31, 1994. The $13,046 increase is primarily attributable to escrow contributions for insurance and real estate taxes.

The General Partners had commenced discussions in 1995 with the lender of the mortgage secured by Fifth Avenue as a result of the scheduled debt maturity on December 31, 1995. Such discussions continued past the December 31, 1995 maturity date, with the lender agreeing to forbear from foreclosing on the property while such discussions continue. As a result of the General Partners' efforts, a tentative agreement has been reached with the lender to modify and extend the mortgage, although the terms of such agreement have not yet been finalized. While the General Partners are hopeful that the agreement to modify and extend the mortgage will be executed by the end of the second quarter of 1996, there can be no assurance that such agreement will be reached. If an agreement is not reached, the lender may exercise its right to foreclose upon the property.

Other assets decreased from $30,562 at December 31, 1994 to $22,160 at December 31, 1995. The decrease is primarily attributable to a decrease in the Partnership's prepaid insurance balance as a result of a change in the timing of the renewal of annual insurance premiums.

Accounts payable totalled $65,803 at December 31, 1995 compared to $43,428 at December 31, 1994. The increase is primarily attributable to outstanding repair and maintenance costs and general and administrative expenses.

Accrued interest payable totalled $663,178 at December 31, 1995 compared to $717,721 at December 31, 1994. The decrease is a result of interest payments made on the Partnership's mortgage obligation during 1995.

Accrued expenses and other liabilities totalled $59,261 at December 31, 1995 compared to $86,965 at December 31, 1994. The decrease is primarily attributable to the payment of real estate taxes for Fifth Avenue partially offset by accruals for legal and other expenses associated with the negotiations to modify Fifth Avenue's mortgage.

Results of Operations
- ---------------------

1995 versus 1994

Results of operations resulted in a net loss of $269,960 for the year ended December 31, 1995 compared to a net loss of $262,436 for the year ended December 31, 1994. The slight increase is primarily attributable to a decrease in rental income and an increase in general and administrative expenses.

Rental income at Fifth Avenue totalled $1,307,901 for the year ended December 31, 1995 compared to $1,324,583 for the year ended December 31, 1994. The decrease in rental income is attributable to a slight decrease in the overall average occupancy at Fifth Avenue during 1995 as compared to 1994. Occupancy at Fifth Avenue averaged 94% during 1995 compared with 96% during 1994. The decrease in occupancy was partially offset by rental rate increases at the property during the year, resulting in an increase in average rental income per occupied square foot to $8.23 in 1995 as compared to $8.01 in 1994. At December 31, 1995, the property was 90% occupied.

Interest and other income totalled $50,060 for the year ended December 31, 1995 compared to $36,077 for the year ended December 31, 1994. The increase is primarily a result of higher interest rates earned on the Partnership's average cash balances during 1995.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes. Property operating expenses for the year ended December 31, 1995 totalled $710,198, largely unchanged from $716,154 for the year ended December 31, 1994.

General and administrative expenses totalled $60,752 for the year ended December 31, 1995 compared to $48,007 for the year ended December 31, 1994.
The increase is primarily attributable to legal and other costs incurred by the Partnership in connection with the maturity of the Fifth Avenue mortgage on December 31, 1995.

1994 versus 1993

Results of operations resulted in a net loss of $262,436 for the year ended December 31, 1994 as compared to net income of $1,722,615 for the year ended December 31, 1993. The difference was primarily attributable to the sale of Rockcreek Apartments in December 1993 which resulted in the Partnership recording a gain on sale of real estate of $2,055,240, and a gain on debt
forgiveness of $487,508.   Without these gains, the Partnership would have
recognized a net loss of $820,133 for the year ended December 31, 1993. The 1994 results solely reflect the operations of Fifth Avenue.

Rental income at Fifth Avenue totalled $1,324,583 for the year ended December 31, 1994, compared to $1,260,867 for the year ended December 31, 1993. The increase in rental income was attributable to rental rate increases instituted during the past year.

Occupancy at Fifth Avenue averaged 96% during 1994, compared with 97% during 1993. The average rental income per occupied square foot was $8.01 in 1994, up from $7.68 in 1993.

Interest and other income totalled $36,077 for the year ended December 31, 1994, compared to $100,923 for the year ended December 31, 1993. Interest and other income for 1994 is comprised of interest earned on the Partnership's cash balances. In addition to interest earned on the Partnership's cash balances, interest and other income for 1993 included insurance proceeds received in connection with damages caused by inclement weather and subsequent repairs performed at Rockcreek.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes. Property operating expenses at Fifth Avenue for the year ended December 31, 1994 increased to $716,154 from $616,965 in 1993. The increase was primarily attributable to pool deck repair costs, higher insurance and real estate taxes and, to a lesser extent, an increase in apartment preparation costs resulting from turnover in apartment units.

The sale of Rockcreek Apartments was the primary reason for the decrease in the Partnership's interest, depreciation and general and administrative expenses for the year ended December 31, 1994.


Item 8.	Financial Statements and Supplementary Data.

The following financial statements are filed as part of this report:

                                                                   Page
                                                                   Number

Independent Auditors' Report                                        F-1

Balance Sheets - At December 31, 1995 and 1994                      F-2

Statements of Partners' Deficit - For the years ended
December 31, 1995, 1994 and 1993                                    F-2

Statements of Operations - For the years ended
December 31, 1995, 1994 and 1993                                    F-3

Statements of Cash Flows - For the years ended
December 31, 1995, 1994 and 1993                                    F-4

Notes to the Financial Statements                                   F-5

Schedule III                                                        F-9


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III


Item 10.	Directors and Executive Officers of the Registrant

Murray Realty Investors VII, Inc., a Texas corporation, SM7 Apartment Investors Inc., a Texas corporation, and Crozier Partners VII, Ltd., a Texas limited partnership, are the General Partners of the Partnership. Anterra Property Investors VII, Inc. is the general partner of Crozier Partners VII, Ltd. The following is a summary of certain information concerning the directors and executive officers of Anterra Property Investors VII, Inc., Murray Realty Investors VII, Inc. and SM7 Apartment Investors Inc., as of December 31, 1995.

Anterra Property Investors VII, Inc.,
general partner of Crozier Partners VII, Ltd.
- ---------------------------------------------
The directors and senior officers of Anterra Property Investors VII, Inc. at December 31, 1995 were as follows:

Richard E. Hoffmann, 41, President, Treasurer and Director. For more than five years prior to July 15, 1990, Mr. Hoffmann was a Vice President and Treasurer of Murray Properties Company and various other affiliate corporations. He resigned his position with substantially all of these corporations on July 15, 1990. Mr. Hoffmann was elected Senior Vice President, Treasurer and Director of Anterra Realty Corporation in June of 1990 and was elected President of Anterra Realty Corporation in July of 1994. He is Senior Vice President and Director of Anterra Management Corporation and President, Treasurer and Director of all other subsidiary corporations of Anterra Realty Corporation including Anterra Property Investors VII, Inc. Mr. Hoffmann received a Master of Business Administration degree from the University of Texas at Austin in 1979 and a B.S. from Tulane University in 1977. He is a Certified Public Accountant.

Lynn D. Maynard, 43, Executive Vice President and Director. For more than five years prior to December 26, 1989, Ms. Maynard was an officer of Murray Properties Company and its affiliates. She was elected Vice President of Murray Properties Company and Murray Realty Investors, Inc. in December of 1986. Ms. Maynard resigned her positions with substantially all Murray Properties Company affiliates on December 26, 1989. Ms. Maynard became Senior Vice President and Director of Anterra Realty Corporation in November 1989 and is President and Director of Anterra Management Corporation and Executive Vice President and Director of all other subsidiary corporations including Anterra Property Investors VII, Inc. Ms. Maynard holds a Bachelor of Science Degree in Accounting from the University of Texas at Dallas and is a Certified Public Accountant. She is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Dallas Chapter of Certified Public Accountants.

Murray Realty Investors VII, Inc., Corporate General Partner
- ------------------------------------------------------------
The directors and senior officers of Murray Realty Investors VII, Inc. at December 31, 1995 were as follows:

Fulton Murray, 55, President and Chairman of the Board. Mr. Murray has been Chairman of the Board and Chief Executive Officer of Murray Properties Company and Murray Financial Corporation for more than five years prior to the date of this report. In addition, he is a director or officer of substantially all affiliates of Murray Properties Company. His family, or trusts for their benefit, own approximately 64% of the outstanding stock of Murray Financial Corporation, which is the parent corporation of Murray Properties Company and most of its affiliates. He holds a Bachelor of Business Administration degree in Finance from Southern Methodist University.

Charles W. Karlen, 60, Vice President. Mr. Karlen is Senior Vice President and Treasurer of Murray Financial Corporation. Prior to joining the Murray Organization in 1971, he was employed by Peat Marwick Mitchell & Co., a public accounting firm. Mr. Karlen is a Certified Public Accountant and holds a Bachelor of Business Administration degree in Accounting from the University of North Texas.

SM7 Apartment Investors Inc., Corporate General Partner
- -------------------------------------------------------
The directors and executive officers of SM7 Apartment Investors Inc. at December 31, 1995 were as follows:

Kenneth L. Zakin, 48, Director and President. Mr. Zakin is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

Daniel M. Palmier, 34, Vice President and Chief Financial Officer. Mr. Palmier is a Vice President of Lehman Brothers Inc. in its Diversified Asset Group, and has been employed by Lehman Brothers since June 1990. He is responsible for the asset management and restructuring of a diverse portfolio of assets including commercial real estate and mortgages. From March of 1988, Mr. Palmier worked for LJ Hooker Corporation, Inc. and held positions of Senior Associate of Mergers and Acquisitions/Corporate Finance and Vice President in the Real Estate division. From September 1986, Mr. Palmier was a Real Estate Acquisitions Officer at John Anthony Associates, Inc. in New York. From June 1983, Mr. Palmier worked in the public accounting field, most notably for the firm Price Waterhouse. Mr. Palmier, a New York Certified Public Accountant, earned a Master's Degree from New York University and graduated from the University of Notre Dame in 1983 with a B.B.A. in Accounting.

Affiliated Bankruptcies
- -----------------------
Certain officers and directors of Murray Realty Investors VII, Inc. were also officers and directors or general partners of affiliates of Murray Realty Investors VII, Inc. which served as general partners of certain private placements and affiliated public funds which had filed cases under Chapter 11 of the Federal Bankruptcy Code. Certain officers and directors of SM7 Apartment Investors Inc. were also officers and directors of affiliates which served as general partners of these affiliated public funds. Additionally, Fulton Murray was a general partner of a partnership that had an involuntary bankruptcy petition filed against it, which was subsequently dismissed. All the partnerships which commenced cases under the Federal Bankruptcy Code owned real estate that was secured by significant amounts of debt. As a result of the dramatic decline in the economy and overbuilding in the markets in which the partnerships own real estate, those partnerships were unable to meet their scheduled debt payments and commenced bankruptcy cases to protect the Partnerships' Properties from foreclosure by the secured lender or lenders to such partnerships.


Item 11.   Executive Compensation.

(a, b, c & d)

The Partnership has not paid and does not propose to pay any cash compensation, bonuses or deferred compensation, compensation pursuant to retirement or other plans, or other compensation to the officers, directors, or partners of the General Partners. During the operational and, in the event the Partnership is liquidated, the liquidation stages of the Partnership, the General Partners and their Affiliates may receive various fees and distributions. See Item 13. "Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their Affiliates during the year ended December 31, 1995.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  Beneficial owners of 5% or more of Registrant's Securities

                                                 Amount and
                                                  Nature of
                                                 Beneficial         Percent
Title of Class           Beneficial Owner         Ownership         of Class
- -----------------------------------------------------------------------------
Limited Partnership         Naomi Ruth               600               5.4%
Interest, $1,000           Wilden Trust        (owned beneficially
per Interest          130 E. Main St., #299         and of record)
                      Medford, OR 97501-6004

(b) No General Partner or any officer or director of a General Partner beneficially owned or owned of record directly or indirectly any Interests as of December 31, 1995.


Item 13.  Certain Relationships and Related Transactions.

   (a) During the years ended December 31, 1995, 1994 and 1993, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, including property management fees, in the amounts of $139,809, $131,089 and $328,192, respectively.

        On January 1, 1990, Murray Management Corporation subcontracted
        Anterra Management Corporation to provide certain administrative and management services with respect to the Partnership and its Properties. Anterra Management Corporation is a real estate related service company formed by former executive officers of Murray and its affiliates, and earned property management fees of $65,378, $65,670 and $151,203 for the years ended December 31, 1995, 1994 and 1993, respectively.

        First Data Investor Services Group, an unaffiliated company, provides partnership accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by an affiliate of a General Partner. The Partnership's transfer agent and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company.

   (b)  None.

   (c)  No management person is indebted to the Partnership.

   (d)  Not applicable.


                                    PART IV


Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a) 1. Financial Statements - see Index to Financial Statements in Item 8 of this Form 10-K.

    2. Financial Statement Schedule - see Index to Financial Statements in Item 8 of this Form 10-K.

           All other schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b)        Reports on Form 8-K filed during the last quarter of the
           fiscal year:    None

(c)        Exhibits:

           2a Voluntary Petition of Shearson-Murray Real Estate Fund VII, Ltd. to commence a case under chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas-Austin Division, as filed on June 6, 1989. Reference is made to Exhibit 2a to Form 10-K filed with the Securities and Exchange Commission on June 14, 1989.

           2b Modified First Amended Plan of Reorganization of Shearson-Murray Real Estate Fund VII, Ltd. in the United States Bankruptcy Court for the Western District of Texas-Austin Division Case No. 89-11662-LC filed February 20, 1990. Reference is made to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 1990.

           4   Agreement of Limited Partnership of Shearson-Murray Real
               Estate Fund VII, Ltd., as amended as of September 30, 1983. Reference is made to Form 8-K filed with the Securities and Exchange Commission on October 26, 1983. Reference is made to Exhibit A to the Prospectus dated June 10, 1983 contained in Amendment No. 3 to Partnership's Form S-11 Registration Statement filed with the Securities and Exchange Commission June 10, 1983.

           10a Assignment and Assumption Agreement between Murray Management
               Corporation and Anterra Management Corporation for property management and leasing services dated January 1, 1990. Reference is made to Exhibit 10u to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1989 filed with the Securities and Exchange Commission May 15, 1990.

           27  Financial Data Schedule

           28a Pages A-16 to A-18 of Exhibit A to the Prospectus dated
               June 10, 1983, contained in Amendment No. 3 to Partnership's Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to
               Exhibit 28a of the Registrant's Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

           28b Pages 10-18 of the Prospectus dated June 10, 1983. contained in Amendment No. 3 to Partnership's Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28b of the Registrant's Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                S/M REAL ESTATE FUND VII, LTD.

                        BY:     SM7 APARTMENT INVESTORS INC.
                                A General Partner


Date: March 29, 1996    BY:     /s/ Kenneth L. Zakin
                                Kenneth L. Zakin
                                Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following members of the Board of Directors and officers of SM7 Apartment Investors Inc., a corporate general partner of the registrant, on behalf of the Registrant in the capacities and on the dates indicated.


Date: March 29, 1996    BY:     /s/ Kenneth L. Zakin
                                Kenneth L. Zakin
                                Director and President


Date: March 29, 1996    BY:     /s/ Daniel M. Palmier
                                Daniel M. Palmier
                                Vice President and
                                Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following members of the Board of Directors and officers of Anterra Property Investors VII, Inc., a corporate general partner of the registrant, on behalf of the Registrant in the capacities and on the dates indicated.

                            BY:   CROZIER PARTNERS VII, LTD.
                                  A general partner

                            BY:   ANTERRA PROPERTY INVESTORS VII, INC.,
                                  General Partner of Crozier Partners VII, Ltd.

Date: March 29, 1996        BY: /s/ Richard E. Hoffman
                                Richard E. Hoffman
                                President, Director
                                and Treasurer


Date: March 29, 1996        BY: /s/ Lynn D. Maynard
                                Lynn D. Maynard
                                Executive Vice President
                                and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following members of the Board of Directors and officers of Murray Realty Investors VII, Inc., a corporate general partner of the registrant, on behalf of the Registrant in the capacities and on the dates indicated.

                                MURRAY REALTY INVESTORS VII, INC.
                                A General Partner


Date: March 29, 1996            BY: /s/ Fulton Murray
                                    Fulton Murray
                                    President and
                                    Chairman of the Board


Date: March 29, 1996            BY: /s/ Charles W. Karlen
                                    Charles W. Karlen
                                    Vice President


                         REPORT OF INDEPENDENT AUDITORS

The Partners
S/M Real Estate Fund VII, Ltd.:

We have audited the financial statements of S/M Real Estate Fund VII, Ltd. (a Texas Limited Partnership), as listed in the accompanying index. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S/M Real Estate Fund VII, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership's mortgage note payable, secured by its remaining property, matured on December 31, 1995. The General Partners have had discussions with the mortgage lender to modify and extend the mortgage obligation, however, terms of an agreement have not yet been finalized. Market conditions may prevent the Partnership from obtaining sufficient proceeds from a sale or refinancing to satisfy the mortgage obligation, including accrued but unpaid interest. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements and financial statement schedule do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/s/ KPMG PEAT MARWICK LLP

Boston, Massachusetts
January 26, 1996



Balance Sheets
December 31, 1995 and 1994
Assets                                                   1995         1994
- ----------------------------------------------------------------------------
Land                                                $   962,216  $   962,216
Building and improvements                             7,650,943    7,603,046
                                                    ------------------------
                                                      8,613,159    8,565,262
Less-accumulated depreciation                        (4,464,838)  (4,091,395)
                                                    ------------------------
                                                      4,148,321    4,473,867

Cash and cash equivalents                               935,994      933,424
Cash held in escrow                                     105,901       92,855
Accounts receivable                                         801       12,301
Other assets                                             22,160       30,562
                                                    ------------------------
             Total Assets                           $ 5,213,177  $ 5,543,009
                                                    ========================

Liabilities and Partners' Deficit

Liabilities:
  Note payable                                      $ 6,380,912  $ 6,380,912
  Accounts payable:
        Trade                                            25,139        2,764
        Affiliates                                       40,664       40,664
Accrued interest payable                                663,178      717,721
Accrued expenses and other liabilities                   59,261       86,965
                                                    ------------------------
             Total Liabilities                        7,169,154    7,229,026
                                                    ------------------------
Partners' Deficit:
  General Partners                                     (106,172)    (103,472)
  Limited Partners (11,080 units outstanding)        (1,849,805)  (1,582,545)
                                                    ------------------------
             Total Partners' Deficit                 (1,955,977)  (1,686,017)
                                                    ------------------------
             Total Liabilities and
             Partners' Deficit                      $ 5,213,177  $ 5,543,009
                                                    ========================



Statements of Partners' Deficit
For the years ended December 31, 1995, 1994 and 1993

                                        Limited        General
                                       Partners       Partners        Total
- ------------------------------------------------------------------------------
Balance at December 31, 1992        $ (2,923,215)  $  (222,981)  $  (3,146,196)
Net income                             1,600,482       122,133       1,722,615
                                    ------------------------------------------
Balance at December 31, 1993          (1,322,733)     (100,848)     (1,423,581)
Net loss                                (259,812)       (2,624)       (262,436)
                                    ------------------------------------------
Balance at December 31, 1994          (1,582,545)     (103,472)     (1,686,017)
Net loss                                (267,260)       (2,700)       (269,960)
                                    ------------------------------------------
Balance at December 31, 1995        $ (1,849,805)  $  (106,172)  $  (1,955,977)
                                    ==========================================


Statements of Operations
For the years ended December 31, 1995, 1994 and 1993

Income                                     1995          1994          1993
- ------------------------------------------------------------------------------
Rental                                $  1,307,901  $  1,324,583  $  3,014,910
Interest and other                          50,060        36,077       100,923
                                      ----------------------------------------
        Total Income                     1,357,961     1,360,660     3,115,833
                                      ----------------------------------------
Expenses

Property operating                         710,198       716,154     1,621,443
Interest                                   483,528       492,118     1,407,007
Depreciation and amortization              373,443       366,817       838,533
General and administrative                  60,752        48,007        68,983
                                      ----------------------------------------
        Total Expenses                   1,627,921     1,623,096     3,935,966
                                      ----------------------------------------
Loss before gain on sale of
real estate and extraordinary item        (269,960)     (262,436)     (820,133)

Gain on sale of real estate                      0             0     2,055,240
                                      ----------------------------------------
Income (loss) before extraordinary
item                                      (269,960)     (262,436)    1,235,107
                                      ----------------------------------------
Extraordinary item:
   Gain on debt forgiveness                      0             0       487,508
                                      ----------------------------------------
           Net Income (Loss)          $   (269,960)  $  (262,436)  $ 1,722,615
                                      ========================================
Net Income (Loss) Allocated:

To the General Partners               $     (2,700)  $    (2,624)  $   122,133
To the Limited Partners                   (267,260)     (259,812)    1,600,482
                                      ----------------------------------------
                                      $   (269,960)  $  (262,436)  $ 1,722,615
                                      ========================================
Per limited partnership unit
  (11,080 outstanding)                     $(24.12)      $(23.45)      $144.45



Statements of Cash Flows
For the years ended December 31, 1995, 1994 and 1993

Cash Flows from Operating Activities:          1995         1994          1993
- -------------------------------------------------------------------------------
Net income (loss)                       $  (269,960)  $  (262,436)  $ 1,722,615
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
   Gain on sale of real estate                    0             0    (2,055,240)
   Gain on debt forgiveness                       0             0      (487,508)
   Depreciation and amortization            373,443       366,817       838,533
   Amortization of debt discount
   and other assets                               0             0        68,296
   Increase (decrease) in cash arising
   from changes in operating assets
   and liabilities:
        Cash held in escrow                 (13,046)      171,579       114,765
        Accounts receivable                  11,500        41,194       (42,845)
        Other assets                          8,402        (5,175)        9,286
        Accounts payable                     22,375       (11,772)        1,154
        Accrued interest payable            (54,543)      (64,768)      137,065
        Accrued expenses and other
        liabilities                         (27,704)     (145,611)     (154,285)
                                        ---------------------------------------
Net cash provided by operating
activities                                   50,467        89,828       151,836
                                        ---------------------------------------
Cash Flows from Investing Activities:

   Proceeds from sale of real estate              0             0     8,521,055
   Additions to investment properties       (47,897)      (20,121)      (94,883)
                                        ---------------------------------------
Net cash provided by (used for)
investing activities                        (47,897)      (20,121)    8,426,172
                                        ---------------------------------------
Cash Flows from Financing Activities:

   Payment of long-term debt                      0             0    (8,082,311)
                                        ---------------------------------------
Net cash used for financing activities            0             0    (8,082,311)
                                        ---------------------------------------
Net increase (decrease) in cash and
cash equivalents                              2,570        69,707       495,697
Cash and cash equivalents at beginning
of year                                     933,424       863,717       368,020
                                        ---------------------------------------
Cash and cash equivalents at end
of year                                 $   935,994  $    933,424  $    863,717
                                        =======================================

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest                  $   538,071  $    556,886  $  1,201,646

Supplemental Disclosure of Noncash Investing Activities:

Write-off of fully depreciated
building improvements                   $         0  $     79,315  $          0



Notes to the Financial Statements
December 31, 1995, 1994 and 1993

1. Organization and Basis of Accounting
S/M Real Estate Fund VII, Ltd. (the "Partnership") (see below) was organized on November 4, 1982 pursuant to the filing of a Certificate of Limited Partnership with the Secretary of State of the State of Texas. The Partnership was formed for the purpose of acquiring existing garden style apartment complexes. The general partners of the Partnership are SM 7 Apartment Investors Inc. (see below), a Texas corporation, Murray Realty Investors VII, Inc., a Texas corporation ("Murray") and Crozier Partners VII, Ltd., a Texas limited partnership (collectively referred to as the "General Partners"). The Partnership will continue until January 31, 2012, unless sooner terminated in accordance with the terms of the Partnership Agreement.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the general partners. However, the assets acquired by Smith Barney included the name "Shearson". Consequently, effective January 13, 1994, Shearson Apartment Investors XIV, Inc., a General Partner, changed its name to SM7 Apartment Investors Inc. to delete any references to "Shearson".
In addition, effective February 15, 1994, the Partnership's name was changed from Shearson-Murray Real Estate Fund VII, Ltd. to S/M Real Estate Fund VII, Ltd.

2. Bankruptcy Proceedings and Liquidity
In April 1989, the General Partners of the Partnership commenced negotiations and suspended debt service payments on the mortgages secured by both the Rockcreek Apartments ("Rockcreek") and Fifth Avenue Apartments ("Fifth Avenue") (the "Properties"). This action was necessitated by the diminishing balance of Partnership cash and capital improvement requirements at Rockcreek. The objective of these renegotiations was to reduce the debt service payments required under the mortgage loans to a level that could be paid out of cash flow generated by the Properties. Under the terms of the loan agreements, non-payment of debt service represented an event of default.

In May 1989, two of the lenders for Rockcreek posted that property for foreclosure on June 7, 1989. As the Partnership was unable to reach an agreement with one of these lenders to forebear prior to the foreclosure date, the Partnership commenced a voluntary case under Chapter 11 of the Federal Bankruptcy Code on June 6, 1989, in order to protect its limited partners from the effects of foreclosure and to reorganize the Partnership's finances.

Pursuant to the terms of a cash collateral order issued by the United States Bankruptcy Court, the Partnership resumed debt service payments in September 1989 to the first mortgage lenders on the Properties.

On October 4, 1989, the Partnership filed its plan of reorganization (the "Plan") and disclosure statement with the United States Bankruptcy Court. The Plan was not approved and on February 20, 1990, the Partnership filed its modified plan of reorganization (the "Modified Plan") and disclosure statement which was subsequently confirmed by the United States Bankruptcy Court Western District of Texas, and became effective as of March 1, 1990. The Modified Plan incorporates a letter agreement (the "Letter Agreement"), which became effective January 1, 1990, executed by the Partnership and the Federal National Mortgage Association ("Fannie Mae"), lender on Fifth Avenue. The Modified Plan reduced certain of the Partnership's debt service requirements to a level that could be paid out of cash flow generated by the Properties.

On December 17, 1993, Rockcreek Apartments was sold to an independent third party for $8,521,055 resulting in a gain on sale of $2,055,240. In conjunction with the sale, the general partners negotiated an agreement with the holder of the wraparound mortgage on Rockcreek, whereby the Partnership would receive a release of all mortgage liens on the property by paying a discounted amount on the total debt outstanding of $8,082,311. As a result of the discount, the Partnership realized a gain on debt forgiveness totalling $487,508. After the payment of debt and all costs associated with the sale of the Property, the Partnership received net cash proceeds from the sale of $105,072.

3. Significant Accounting Policies
Basis of Accounting. The accompanying financial statements have been prepared on the accrual basis of accounting principles applicable to a going concern with the assumption that the Partnership will be able to continue to operate its business in the ordinary course, and to the extent economically practical, enhance or maximize recoveries from its properties. The accompanying financial statements do not purport to give effect to adjustments, if any, that may be necessary should the Partnership be unable to continue in existence and therefore be required to realize its assets and liquidate its liabilities and commitments in other than the normal course of business, which could substantially reduce amounts realizable.

The mortgage note payable secured by Fifth Avenue matured on December 31, 1995. Reference is made to Note 5 for a further discussion of the Partnership's mortgage note obligation.

Real Estate Investments. Real estate investments, which consist of land, apartment buildings and improvements, are recorded at cost less accumulated depreciation. Cost includes the initial purchase price of the property plus acquisition costs. Depreciation is computed using the straight-line method based on estimated useful lives ranging from three to twenty-one years.

Accounting for Impairment. In March 1995, the Financial Accounting and Standards Board issued Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted FAS 121 during the fourth fiscal quarter of 1995. Based on current circumstances, the adoption of FAS 121 had no impact on the financial statements.

Lease Revenue. Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations when incurred. Leases on the Properties typically have a term of one year or less.

The Partnership has determined that all leases associated with the rental of space at the investment properties are operating leases.

Cash Equivalents. Cash equivalents consist of short-term highly liquid investments which have maturities of three months or less from the date of issuance. The carrying value approximates fair value because of the short maturity of these instruments.

Income Taxes. The Partnership distributes all profits, losses and other taxable items to the individual partners. No provision for income taxes is made in the financial statements of the Partnership since the liability for such taxes is that of the partners rather than the Partnership.

Net Income (Loss) Per Limited Partnership Unit. Net income (loss) per Limited Partnership unit is based upon the limited partnership interests outstanding at year-end and the net income (loss) allocated to the Limited Partners.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

Fair value estimates are subjective and are dependent on a number of significant assumptions based on management's judgement regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In addition, FAS 107 allows a wide range of valuation techniques, therefore, comparisons between entities, however similar, may be difficult.

4. Partnership Agreement
Pursuant to the terms of the Partnership Agreement, all items of income, gain, loss, deduction and credit are generally allocated 1% to Crozier Partners VII, Ltd. and 99% to the Limited Partners except that (a) first, income and net gain shall be allocated to the General Partners and the Limited Partners pro rata based on and to the extent of their respective deficit balances in their capital accounts in an amount sufficient to cause the aggregate deficits in the Partners' capital accounts to not exceed the Minimum Gain (as defined), (b) net gain shall then be allocated (i) to the Limited Partners in an amount sufficient to cause each Limited Partner's capital account to equal its unreturned Original Invested Capital plus any unpaid Preferred Return (as defined) and (ii) then, to the Limited Partners and the General Partners in the proportion between them of 85% to the Limited Partners and 15% to the General Partners.

Cash distributions from operations, as defined, will be allocated 1% to Crozier Partners VII, Ltd. and 99% to the Limited Partners. Cash distributions from sales or refinancings of property will be allocated 99% to the Limited Partners and 1% to Crozier Partners VII, Ltd. until the Limited Partners have received an amount from cash distributions from sales or refinancings or property equal to their original invested capital plus their Preferred Return (as defined). Next, cash distributions from the sale or refinancing of property will be allocated 1% to Crozier Partners VII, Ltd., and 99% to the Limited Partners and the General Partners in the proportions between them of 85% to the Limited Partners and 15% to the General Partners.

5. Mortgage Note Payable
Mortgage note payable at December 31, 1995 and 1994 is $6,380,912, which is secured by the Fifth Avenue apartment complex in San Antonio, Texas. Interest accrues at an effective rate of 10.125%, with a pay rate of 9.5% during 1994. The mortgage note matured on December 31, 1995.

The terms of the Modified Plan and Letter Agreement executed between the Partnership and the lender on the Fifth Avenue Apartments became effective January 1, 1990. Under the modified terms, interest shall accrue at 10.125% on the original principal balance of the loan, $5,830,000. Principal and accrued interest in excess of $5,830,000 shall not bear interest. The maturity date is December 31, 1995. From and after the effective date, the Partnership will pay all net cash flow derived from the operations of the Fifth Avenue Apartments to the lender on a monthly basis. From net cash flow, monthly payments of interest only in arrears on the balance of $5,830,000 will be made at the following pay rates:

			Year		Pay Rate

			1990		6.5%
			1991		7.5%
			1992		8.0%
			1993		9.0%
			1994		9.5%
			1995		10.125%

The difference between the accrual rate and pay rate does not bear interest.

The payments of net cash flow in excess of the interest due at the pay rates noted above have been used to establish a repairs and replacements reserve equal to $150 per unit or $29,700, which was fully depleted in 1994. Any net cash flow remaining after payment of interest and establishment of the replacements reserve will be available for capital expenditures mutually agreed upon by the Partnership and the lender. Any further amounts remaining will be used to establish a debt service reserve not to exceed $75,000, and then any excess will be applied to accrued but unpaid interest. The lender will review annually the property's cash flow to determine whether there is excess cash flow and then to determine the allocation of the excess cash flow to reserve accounts and/or in payment of accrued and unpaid interest. The Fifth Avenue lender has not conducted a review since 1990. For the years ended December 31, 1995 and 1994, the property was operating at a deficit of $94,226 and $5,0 14, respectively.

The General Partners had commenced discussions in 1995 with the lender of the mortgage secured by Fifth Avenue as a result of the scheduled debt maturity on December 31, 1995. Such discussions continued past the December 31, 1995 maturity date, with the lender agreeing to forbear from foreclosing on the property while such discussions continue. As a result of the General Partners' efforts, a tentative agreement has been reached with the lender to modify and extend the mortgage, although the terms of such agreement have not yet been finalized. While the General Partners are hopeful that the agreement to modify and extend the mortgage will be executed by the end of the second quarter of 1996, there can be no assurance that such agreement will be reached. If an agreement is not reached, the lender may exercise its right to foreclose upon the property.

It is not practicable for the Partnership to estimate the fair value of this class of financial instruments as no quoted market price exists and the cost of obtaining an independent valuation appears excessive to the Partnership.

6. Transactions with General Partners and Affiliates
During the years ended December 31, 1995, 1994 and 1993, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, including property management fees, in the amounts of $139,809, $131,089 and $328,192, respectively.

Certain cash and cash equivalents reflected on the Partnership's balance sheets at December 31, 1995 and 1994 were on deposit with an affiliate of the General Partner.

On January 1, 1990, Murray Management Corporation subcontracted Anterra Management Corporation to provide certain administrative and management services with respect to the Partnership and its Properties. Anterra Management Corporation, is a real estate related service company formed by former executive officers of Murray and its affiliates, and earned property management fees of $65,378, $65,670 and $151,203 for the years ended December 31, 1995, 1994 and 1993, respectively.

7. Reconciliation of Financial Statement Net Income (Loss) and Partners' Deficit to Federal Income Tax Basis Net Income (Loss) and Partners' Deficit

Reconciliation of financial statement net income (loss) to federal income tax basis net income (loss):

                                               Years Ended December 31,
                                           1995          1994          1993
- ------------------------------------------------------------------------------
Financial statement basis net
income (loss)                         $  (269,960)  $  (262,436)  $  1,722,615

Financial statement gain on sale
of property under tax basis gain
on sale of property                             0             0      2,379,221

Financial statement depreciation
over (under) tax basis depreciation       (14,635)       26,001         36,079

Financial statement amortization
over (under) tax basis amortization             0             0         62,810

Other                                       1,294        (8,734)         5,776
                                      ----------------------------------------
Federal income tax basis net income
over financial statement net income
or Federal income tax basis net (loss)
(over) under financial statement
net (loss)                                (13,341)       17,267      2,483,886
                                      ----------------------------------------
Federal income tax basis net
income (loss)                         $  (283,301)  $  (245,169)  $  4,206,501
                                      ========================================

Reconciliation of financial statement partners' deficit to federal income tax basis partners' deficit:

                                                Years Ended December 31,
                                           1995           1994          1993
- ------------------------------------------------------------------------------
Financial statement basis partners'
deficit                               $(1,955,977)  $(1,686,017)  $ (1,423,581)

Current year Federal income tax
basis net income over (under)
financial statement net income            (13,341)       17,267      2,483,886

Cumulative federal income tax
basis net loss over financial
statement net loss                     (1,827,364)   (1,844,631)    (4,328,517)
                                      ----------------------------------------
Federal income tax basis
partners' deficit                     $(3,796,682)  $(3,513,381)  $ (3,268,212)
                                      ========================================

Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.


S/M REAL ESTATE FUND VII, LTD.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1995

                                                              Cost Capitalized
                                                                    Subsequent
                         Initial Cost to Partnership (A)        To Acquisition
                       ---------------------------------------    ------------
                                                  Building and    Building and
Description            Encumbrances       Land    Improvements    Improvements
- ------------------------------------------------------------------------------
Fifth Avenue Apartments
San Antonio, TX         $ 6,380,912  $  962,216  $  7,512,710   $      138,233
                        ------------------------------------------------------
                        $ 6,380,912  $  962,216  $  7,512,710   $      138,233
                        ======================================================


                            Gross Amount at Which Carried at
                                  Close of Period (B)
                            --------------------------------
                                    Building and                   Accumulated
Description                 Land    Improvements      Total       Depreciation
- ------------------------------------------------------------------------------
Fifth Avenue Apartments
San Antonio, TX        $   962,216  $ 7,650,943  $ 8,613,159    $    4,464,838
                       -------------------------------------------------------
                       $   962,216  $ 7,650,943  $ 8,613,159    $    4,464,838
                       =======================================================

                                                             Life on which
                                                              Depreciation
                                                                 in Latest
                              Date of       Date         Income Statements
Description                Construction    Acquired            is Computed
- --------------------------------------------------------------------------
Fifth Avenue Apartments
San Antonio, TX                 1982         1983               3-21 years


(A) The initial cost to the Partnership represents the original purchase price of the property.

(B) The aggregate cost of real estate at December 31, 1995, 1994 and 1993, for Federal income tax purposes is $8,759,601, $8,759,601 and $21,506,035, respectively.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993:

Real Estate investments:                1995           1994           1993
                                 ---------------------------------------------
Beginning of year                $  8,565,262   $   8,624,456   $  19,744,169
Additions                              47,897          20,121           5,516
Deletions                                   0               0     (11,125,229)
Retirements                                 0         (79,315)              0
                                 --------------------------------------------
End of year                      $  8,613,159   $   8,565,262   $   8,624,456
                                 ============================================
Accumulated Depreciation:

Beginning of year                $  4,091,395   $   3,803,893   $   7,714,141
Depreciation expenses                 373,443         366,817         838,533
Deletions                                   0               0      (4,748,781)
Retirements                                 0         (79,315)              0
                                 --------------------------------------------
End of year                      $  4,464,838   $   4,091,395   $   3,803,893
                                 ============================================