Form 10-Q
period 1996-03-31
S/M REAL ESTATE FUND VII LTD/TX
filed 1996-05-15
CIK 709296

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11779


                         S/M REAL ESTATE FUND VII, LTD.
              Exact Name of Registrant as Specified in its Charter


          Texas                                        75-1845682
State or Other Jurisdiction                         I.R.S. Employer
of Incorporation or Organization                   Identification No.




5520 LBJ Freeway, Suite 500, Dallas, Texas               75240
Address of Principal Executive Offices                 Zip Code

                                 (214) 404-7100
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____



Balance Sheets
                                                 At March 31,  At December 31,
                                                        1996             1995
Assets
Real estate, at cost:
  Land                                           $   962,216      $   962,216
  Building and improvements                        7,641,408        7,650,943
                                                   8,603,624        8,613,159
  Less accumulated depreciation                   (4,547,985)      (4,464,838)
                                                   4,055,639        4,148,321
Cash and cash equivalents                            900,427          935,994
Cash held in escrow                                  153,360          105,901
Accounts receivable                                      407              801
Other assets                                          34,540           22,160
  Total Assets                                   $ 5,144,373      $ 5,213,177

Liabilities and Partners' Deficit
Liabilities:
  Note payable                                   $ 6,380,912      $ 6,380,912
  Accounts payable:
    Trade                                              3,916           25,139
    Affiliates                                        40,664           40,664
  Accrued interest payable                           636,180          663,178
  Accrued expenses and other liabilities              96,768           59,261
      Total Liabilities                            7,158,440        7,169,154
Partners' Deficit:
  General Partners                                  (106,753)        (106,172)
  Limited Partners (11,080 units outstanding)     (1,907,314)      (1,849,805)
    Total Partners' Deficit                       (2,014,067)      (1,955,977)
      Total Liabilities and Partners' Deficit    $ 5,144,373      $ 5,213,177



Statement of Partners' Deficit
For the three months ended March 31, 1996
                                     General          Limited
                                    Partners         Partners          Total
Balance at December 31, 1995      $ (106,172)    $ (1,849,805)  $ (1,955,977)
Net loss                                (581)         (57,509)       (58,090)
Balance at March 31, 1996         $ (106,753)    $ (1,907,314)  $ (2,014,067)



Statements of Operations
For the three months ended March 31,                      1996          1995
Income
Rental                                               $ 319,757     $ 319,720
Interest                                                11,723        13,306
  Total income                                         331,480       333,026

Expenses
Property operating                                     165,078       165,822
Interest                                               120,574       121,550
Depreciation                                            92,682        92,980
General and administrative                              11,236        12,340
  Total expenses                                       389,570       392,692
        Net Loss                                     $ (58,090)    $ (59,666)
Net Loss Allocated:
To the General Partners                              $    (581)    $    (597)
To the Limited Partners                                (57,509)      (59,069)
                                                     $ (58,090)    $ (59,666)
Per limited partnership unit
(11,080 outstanding)                                    $(5.19)       $(5.33)



Statements of Cash Flows
For the three months ended March 31,                        1996         1995
Cash Flows From Operating Activities
Net loss                                               $ (58,090)    $(59,666)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
  Depreciation                                            92,682       92,980
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Cash held in escrow                                  (47,459)     (24,535)
    Accounts receivable                                      394       (2,144)
    Other assets                                         (12,380)       8,813
    Accounts payable                                     (21,223)      10,919
    Accrued interest payable                             (26,998)     (22,997)
    Accrued expenses and other liabilities                37,507        1,266
Net cash provided by (used for) operating activities     (35,567)       4,636

Cash Flows From Investing Activities
Additions to investment property                             ---      (47,897)
Net cash used for investing activities                       ---      (47,897)
Net decrease in cash and cash equivalents                (35,567)     (43,261)
Cash and cash equivalents, beginning of period           935,994      933,424
Cash and cash equivalents, end of period               $ 900,427    $ 890,163

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest               $ 147,572    $ 144,547

Supplemental Disclosure of Non-Cash Investing Activities
Write-off of fully depreciated building improvements     $ 9,535    $     ---



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partner's deficit for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995, or the following material contingencies exist and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Mortgage Note Payable
  The General Partners had commenced discussions in 1995 with the lender of the mortgage secured by the Partnership's remaining property, Fifth Avenue Apartments ("Fifth Avenue") as a result of the scheduled debt maturity on December 31, 1995. Such discussions continued past the December 31, 1995 maturity date, with the lender agreeing to forbear from foreclosing on the property while such discussions continued. As a result of the General Partners' efforts, the Partnership entered into an agreement to extend the maturity date of the loan to April 1, 1996. Simultaneously, the Partnership entered into a tentative agreement with the lender to restructure and further extend the mortgage which was scheduled to close on or before April 1, 1996. However, the terms of the agreement could not be finalized by such date and the mortgage, as extended, matured on April 1, 1996. The General Partners were given formal notice that the lender intended to foreclose its lien against the property at a foreclosure sale scheduled for May 7, 1996. However, through continued discussions, the General Partners again reached an agreement with the lender to postpone the scheduled foreclosure sale and continue discussions through May 31, 1996. If an agreement to restructure the mortgage on terms and conditions acceptable to the Partnership cannot be reached on or before such date, the General Partners anticipate that the lender will cause the property to be scheduled for foreclosure at a sale to be held on June 4, 1996. As of March 31, 1996, the outstanding balance of the mortgage secured by Fifth Avenue, including principal and accrued interest, totalled $7,017,092. Commencing April 1, 1996, the Partnership suspended monthly debt service payments as a result of ongoing negotiations with the lender in an attempt to restructure and extend the mortgage. In connection with the agreement to postpone the foreclosure sale, the Partnership made debt service payments to the lender for the months of March and April 1996.



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.

Liquidity and Capital Resources
For the three months ended March 31, 1996, the Partnership had sufficient cash to meet both operating expenses and minimum required debt service pursuant to the Partnership's Modified Plan of Reorganization. The General Partners had commenced discussions in 1995 with the lender of the mortgage secured by Fifth Avenue as a result of the scheduled debt maturity on December 31, 1995. Such discussions continued past the December 31, 1995 maturity date, with the lender agreeing to forbear from foreclosing on the property while such discussions continued. As a result of the General Partners' efforts, the Partnership entered into an agreement to extend the maturity date of the loan to April 1, 1996. Simultaneously, the Partnership entered into a tentative agreement with the lender to restructure and further extend the mortgage which was scheduled to close on or before April 1, 1996. However, the terms of the agreement could not be finalized by such date and the mortgage, as extended, matured on April 1, 1996. The General Partners were given formal notice that the lender intended to foreclose its lien against the property at a foreclosure sale scheduled for May 7, 1996. However, through continued discussions, the General Partners again reached an agreement with the lender to postpone the scheduled foreclosure sale and continue discussions through May 31, 1996. If an agreement to restructure the mortgage on terms and conditions acceptable to the Partnership cannot be reached on or before such date, the General Partners anticipate that the lender will cause the property to be scheduled for foreclosure at a sale to be held on June 4, 1996. As of March 31, 1996, the outstanding balance of the mortgage secured by Fifth Avenue, including principal and accrued interest, totalled $7,017,092. Commencing April 1, 1996, the Partnership suspended monthly debt service payments as a result of ongoing negotiations with the lender in an attempt to restructure and extend the mortgage. In connection with the agreement to postpone the foreclosure sale, the Partnership made debt service payments to the lender for the months of March and April 1996.

Cash and cash equivalents totalled $900,427 at March 31, 1996, compared to $935,994 at December 31, 1995. The $35,567 decrease is primarily attributable to cash used for operating activities.

Cash held in escrow increased from $105,901 at December 31, 1995 to $153,360 at March 31, 1996. The $47,459 increase is primarily attributable to escrow contributions for insurance and real estate taxes.

Other assets increased from $22,160 at December 31, 1995 to $34,540 at March 31, 1996. The increase is due to legal fees and other costs incurred by the Partnership associated with the remodification negotiations with the lender as discussed above.

Accounts payable totalled $44,580 at March 31, 1996, compared to $65,803 at December 31, 1995. The decrease is primarily attributable to the payment of previously outstanding repair and maintenance costs and general and administrative expenses.

Accrued interest payable totalled $636,180 at March 31, 1996, compared to $663,178 at December 31, 1995. The decrease is a result of interest payments made on the Partnership's mortgage obligation during the first three months of 1996.

Accrued expenses and other liabilities totalled $96,768 at March 31, 1996, compared to $59,261 at December 31, 1995. The increase is primarily attributable to an accrual for real estate taxes during the first quarter of 1996.

Results of Operations
For the three months ended March 31, 1996, Partnership operations resulted in a net loss of $58,090, largely unchanged from a net loss of $59,666 for the corresponding period in 1995.

Rental income at Fifth Avenue totalled $319,757 for the three months ended March 31, 1996, largely unchanged from $319,720 for the corresponding period in 1995. Occupancy at Fifth Avenue averaged approximately 93% for the three months ended March 31, 1996, compared to approximately 94% for the corresponding period in 1995. The average rental income per occupied square foot at the property was $8.16 for the three months ended March 31, 1996, compared to $8.07 for the corresponding period in 1995.

Total expenses for the three months ended March 31, 1996 were $389,570, largely unchanged from $392,692 for the corresponding period in 1995.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996.




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


                               S/M REAL ESTATE FUND VII, LTD.

                          BY:  SM7 APARTMENT INVESTORS INC.
                               General Partner



Date: May 13, 1996             BY:  /s/ Kenneth L. Zakin
                               Name:    Kenneth L. Zakin
                               Title:   Director and President



Date: May 13, 1996             BY:  /s/ Daniel M. Palmier
                               Name:    Daniel M. Palmier
                               Title:   Vice President and
                                        Chief Financial Officer