Form 10-Q
period 1996-06-30
S/M REAL ESTATE FUND VII LTD/TX
filed 1996-08-14
CIK 709296

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

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



Balance Sheets                                    At June 30,  At December 31,
                                                        1996             1995
Assets
Real estate, at cost:
  Land                                            $  962,216       $  962,216
  Building and improvements                        7,641,408        7,650,943
                                                   8,603,624        8,613,159
  Less accumulated depreciation                   (4,641,599)      (4,464,838)
                                                   3,962,025        4,148,321
Cash and cash equivalents                            417,501          935,994
Cash held in escrow                                  183,057          105,901
Accounts receivable                                    1,449              801
Other assets                                          30,429           22,160
        Total Assets                              $4,594,461       $5,213,177
Liabilities and Partners' Deficit
Liabilities:
  Notes payable (less unamortized discount based
   on imputed interest rate of 10.5% - $233,000)  $6,273,654       $6,380,912
  Accounts payable:
    Trade                                              4,798           25,139
    Affiliates                                        40,664           40,664
  Accrued interest payable                               ---          663,178
  Accrued expenses and other liabilities             138,300           59,261
     Total Liabilities                             6,457,416        7,169,154
Partners' Deficit:
  General Partners                                  (105,242)        (106,172)
  Limited Partners (11,080 units outstanding)     (1,757,713)      (1,849,805)
   Total Partners' Deficit                        (1,862,955)      (1,955,977)
   Total Liabilities and Partners' Deficit        $4,594,461       $5,213,177



Statement of Partners' Deficit
For the six months ended June 30, 1996
                                      General         Limited
                                     Partners        Partners           Total
Balance at December 31, 1995        $(106,172)    $(1,849,805)    $(1,955,977)
Net income                                930          92,092          93,022
Balance at June 30, 1996            $(105,242)    $(1,757,713)    $(1,862,955)



Statements of Operations
                                            Three months         Six months
                                           ended June 30,      ended June 30,
                                         1996        1995      1996      1995
Income
Rental                               $333,216    $332,578  $652,973  $652,298
Interest                                8,767      12,893    20,490    26,199
  Total income                        341,983     345,471   673,463   678,497

Expenses
Property operating                    167,110     174,993   332,188   340,815
Interest                              201,766     121,117   322,340   242,667
Depreciation                           93,614      93,647   186,296   186,627
General and administrative             13,342      10,431    24,578    22,771
  Total expenses                      475,832     400,188   865,402   792,880

  Loss before extraordinary item     (133,849)    (54,717) (191,939) (114,383)

Extraordinary Item
Gain on debt restructuring            284,961         ---   284,961       ---
  Total gain                          284,961         ---   284,961       ---
  Net Income (Loss)                  $151,112    $(54,717) $ 93,022 $(114,383)

Net Income (Loss) Allocated:
To the General Partners              $  1,511    $   (547) $    930 $  (1,144)
To the Limited Partners               149,601     (54,170)   92,092  (113,239)
                                     $151,112    $(54,717) $ 93,022 $(114,383)
Per limited partnership unit
(11,080 outstanding)                   $13.50      $(4.89)    $8.31   $(10.22)



Statements of Cash Flows
For the six  months ended June 30,                          1996         1995
Cash Flows From Operating Activities
Net income (loss)                                      $  93,022    $(114,383)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
  Depreciation                                           186,296      186,627
  Gain on debt restructuring                            (284,961)         ---
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Cash held in escrow                                   36,435     (101,000)
    Accounts receivable                                     (648)        (106)
    Other assets                                         (18,269)     (10,558)
    Accounts payable                                     (20,341)      10,555
    Accrued interest payable                             (44,933)     (49,451)
    Accrued expenses and other liabilities                79,039       46,817
Net cash provided by (used for) operating activities      25,640      (31,499)

Cash Flows From Investing Activities
Additions to investment property                             ---      (47,897)
Net cash used for investing activities                       ---      (47,897)

Cash Flows From Financing Activities
Payments of principal on notes payable                    (4,488)         ---
Additions to notes payable                                   583          ---
Funding of loan reserves                                (113,591)         ---
Refinancing costs                                       (126,637)         ---
Payment of interest payable                             (300,000)         ---
Net cash used for financing activities                  (544,133)         ---
Net decrease in cash and cash equivalents               (518,493)     (79,396)
Cash and cash equivalents, beginning of period           935,994      933,424
Cash and cash equivalents, end of period                $417,501     $854,028

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest                $366,690     $292,118

Supplemental Disclosure of Non-Cash Investing Activities
Write-off of fully depreciated building improvements    $  9,535     $    ---



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with S/M Real Estate Fund VII, Ltd.'s (the "Partnership") annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, cash flows for the six months ended June 30, 1996 and 1995, and the statement of changes in partners' deficit for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995, or the following material contingencies exist and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Mortgage Note Payable
The Partnership refinanced and amended the mortgage note payable as of May 30, 1996. In accordance with the terms of the modification and extension agreement (the "Agreement"), the principal balance of the original mortgage totaling $5,830,000 will bear interest at a reduced interest rate of 9.875%, in comparison to the prior rate of 10.125% (the "New First Mortgage"). The remaining balance of the loan, representing accrued interest in the amount of $1,281,142, has been converted into a second mortgage which does not bear interest. Upon the execution of the Agreement, the Partnership made a $300,000 payment to the lender, at which time the lender reduced the second mortgage indebtedness by $600,000, leaving a second mortgage balance of $681,142 (the "New Second Mortgage"). The aggregate principal balances of the two mortgage notes are reflected net of note discount amortization.

Under the terms of the New First Mortgage with the Federal National Mortgage Association (the "Lender"), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $52,464.40, commencing on July 1, 1996 until maturity on June 1, 2001, at which time the entire outstanding principal balance is due.

Under the terms of the New Second Mortgage with the Lender, the Principal shall be payable in consecutive monthly installments of $3,333.33 each, on or before the first day of every month, beginning July 1, 1996, and continuing through June 1, 1998. After that date, principal is payable in monthly installments of $5,000 each, on or before the first day of every month, beginning July 1, 1998 and continuing through June 1, 2000. After that date, principal is payable in monthly installments of $8,333.33 each, on or before the first day of every month, beginning July 1, 2000 and continuing regularly until maturity on June 1, 2001. Per the New Second Mortgage, if $500,000 in principal payments have been received unconditionally and irrevocably by the Lender, the balance of $181,142.50 of unpaid principal of the New Second Mortgage shall be waived and forgiven by the Lender.

Replacement Reserve and Security Agreement
As a condition of the New First Mortgage, the Partnership entered into a Replacement Reserve and Security Agreement (the "Replacement Agreement") with the Lender providing that, concurrently with the execution of the Replacement Agreement, the Partnership was required to deposit with the Lender the sum of $49,500. Per the terms of the Replacement Agreement, on each date that a regularly scheduled payment of principal or interest is due under the New First Mortgage, the Partnership shall deposit with the Lender the applicable Monthly Deposit of $4,125. On a quarterly basis, provided that no default exists under the Replacement Agreement, upon written request from the Partnership, the Lender shall disburse amounts from the replacement reserve necessary to reimburse the Partnership for the actual approved costs of replacements as determined by the Lender.

Escrow Agreement - Tax and Insurance
Per the terms of the New First Mortgage, the Partnership shall pay to the Lender on the day monthly installments of principal or interest are payable, until the New First Mortgage is paid in full, a sum equal to one-twelfth of the yearly real estate taxes and insurance premiums (the "Funds"). The Lender shall apply the Funds to pay the said taxes and insurance premiums so long as the Partnership is not in breach of any covenant or agreement of Borrower contained in the New First Mortgage.

Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.

Liquidity and Capital Resources
The General Partners of the Partnership executed a modification and extension agreement (the "Agreement") on May 30, 1996 with the lender of the mortgage secured by the Partnership's remaining property, Fifth Avenue Apartments located in San Antonio, Texas (the "Property"), to modify the mortgage and extend its maturity for five years. The mortgage loan had previously matured on December 31, 1995 and went into default. The General Partners immediately entered into a forbearance agreement with the lender in order to avoid a foreclosure sale of the Property. Furthermore, the General Partners continued to negotiate with the lender with the goal of extending the term of the mortgage, while reducing both the interest rate and the total amount of indebtedness.

In accordance with the terms of the Agreement, the principal balance of the original mortgage totalling $5,830,000 will bear interest at a reduced interest rate of 9.875%, in comparison to the prior rate of 10.125%, and the loan will now mature on June 1, 2001 (the "New First Mortgage"). Under the terms of the New First Mortgage with the Federal National Mortgage Association (the "Lender"), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $52,464.40, commencing on July 1, 1996 until maturity on June 1, 2001, at which time the entire outstanding principal balance is due.

The remaining balance of the loan, representing accrued interest in the amount of $1,281,000, has been converted into a second mortgage which does not bear interest (the "New Second Mortgage"). Upon execution of the Agreement, the Partnership made a $300,000 payment to the lender, at which time the lender reduced the second mortgage indebtedness by $600,000, leaving a second mortgage balance of $681,000. The second mortgage loan is non-interest bearing and is scheduled to be fully amortized over the five-year term and is prepayable at any time. Under the terms of the New Second Mortgage with the Lender, the payments of principal shall be made in consecutive monthly installments of $3,333.33 each, on or before the first day of every month, beginning July 1, 1996, and continuing through June 1, 1998. After that date, principal is payable in monthly installments of $5,000 each, on or before the first day of every month, beginning July 1, 1998 and continuing through June 1, 2000. After that date, principal is payable in monthly installments of $8,333.33 each, on or before the first day of every month, beginning July 1, 2000 and continuing regularly until maturity on June 1, 2001. Per the loan agreement, if $500,000 in principal payments have been received unconditionally and irrevocably by the Lender, the balance of $181,142.50 of unpaid principal of the New Second Mortgage shall be waived and forgiven by the Lender.

The General Partners believe that the modification, extension and reduction of the original mortgage balance represents a significant positive development which will enable the Partnership to maintain ownership of the Property and benefit from a possible upturn in the San Antonio real estate market through a potential sale. The General Partners will continue to assess market conditions to determine an appropriate time to begin marketing the Property for sale. Although it is anticipated that the Property will generate cash flow to meet operating needs and required debt service payments in the future, there can be no assurances that such payments will be made.

Cash and cash equivalents totalled $417,501 at June 30, 1996, compared to $935,994 at December 31, 1995. The $518,493 decrease is primarily attributable to cash used for financing activities in excess of cash provided by operations.

Cash held in escrow increased from $105,901 at December 31, 1995 to $183,057 at June 30, 1996. The $77,156 increase is primarily attributable to escrow contributions for insurance and real estate taxes and to the funding of a replacement reserve in connection with the modification of the mortgage. The increase in cash held in escrow was partially offset by a decrease in the amount funded to operating reserves. Pursuant to the terms of the mortgage modification, the Partnership is no longer required to fund an operating reserve.

Other assets increased from $22,160 at December 31, 1995 to $30,429 at June 30, 1996. The increase was primarily attributable to the prepayment of insurance premiums for 1996 and 1997. The increase in other assets was partially offset by the depletion of funds previously reserved to fund legal fees and other closing costs incurred by the Partnership in connection with the remodification of Fifth Avenue's mortgage obligations.

Accounts payable totalled $45,462 at June 30, 1996, compared to $65,803 at December 31, 1995. The decrease is primarily attributable to the payment of previously outstanding repair and maintenance costs and general and administrative expenses.

Accrued interest payable totalled $0 at June 30, 1996, compared to $663,178 at December 31, 1995. The decrease is a result of the $300,000 payment made to the lender in connection with the modification and the subsequent forgiveness of an additional $300,000 of outstanding interest payable, with the remaining balance accounted for within the New Second Mortgage.

Accrued expenses and other liabilities totalled $138,300 at June 30, 1996, compared to $59,261 at December 31, 1995. The increase is primarily attributable to an accrual for real estate taxes during the first and second quarters of 1996.

Results of Operations
For the three and six months ended June 30, 1996, Partnership operations resulted in net income of $151,112 and $93,022, respectively, compared to a net loss of $54,717 and $114,383 for the corresponding periods in 1995. The change from net loss to net income is primarily attributable to a gain realized by the Partnership as a result of the debt restructuring with the lender which was completed in the second quarter of 1996.

Rental income at Fifth Avenue totalled $333,216 and $652,973 for the three and six months ended June 30, 1996, respectively, largely unchanged from $332,578 and $652,298 for the corresponding periods in 1995. Occupancy at Fifth Avenue averaged approximately 96% and 94% for the three and six months ended June 30, 1996, respectively, compared to approximately 96% and 95% for the corresponding periods in 1995. The average rental income per occupied square foot at the property was $8.24 and $8.21 for the three and six months ended June 30, 1996, respectively, compared to $8.22 and $8.15 for the corresponding periods in 1995.

Interest income totalled $8,767 and $20,490 for the three and six months ended June 30, 1996, respectively, compared to $12,893 and $26,199 for the corresponding periods in 1995. The decrease for both periods is primarily attributable to a lower invested cash balance during the second quarter of 1996 as a result of payments made in connection with the remodification of the mortgage secured by Fifth Avenue.

Interest expense totalled $201,766 and $322,340 for the three and six months ended June 30, 1996, respectively, compared to $121,117 and $242,667 for the corresponding periods in 1995. The increase for both periods is primarily attributable to interest expense incurred during 1996 in connection with the remodification of the mortgage secured by Fifth Avenue.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

                    (99.1) Compromise Settlement Agreement between S/M Real Estate Fund VII, Ltd. and Federal National Mortgage Association, dated May 6, 1996.

                    (99.2) $5,830,000 Multifamily Note and Addendum, dated May 30, 1996.

                    (99.3) $681,142 Subordinate Multifamily Note and Addendum, dated May 30, 1996.

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         S/M REAL ESTATE FUND VII, LTD.

                    BY:  SM7 APARTMENT INVESTORS INC.
                         General Partner



Date: August 14, 1996    BY:  /s/ Kenneth L. Zakin
                         Name:    Kenneth L. Zakin
                         Title:   Director and President


Date: August 14, 1996    BY:  /s/ Daniel M. Palmier
                         Name:    Daniel M. Palmier
                         Title:   Vice President and
                                  Chief Financial Officer