Form 10-Q
period 1996-09-30
S/M REAL ESTATE FUND VII LTD/TX
filed 1996-11-14
CIK 709296

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11779


                         S/M REAL ESTATE FUND VII, LTD.
              Exact Name of Registrant as Specified in its Charter


         Texas                                        75-1845682
State or Other Jurisdiction                         I.R.S Employer
of Incorporation or Organization                   Identification No.


5520 LBJ Freeway, Suite 500, Dallas, Texas              75240
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



Balance Sheets                              At September 30,  At December 31,
                                                       1996             1995
Assets
Real estate, at cost:
  Land                                           $  962,216       $  962,216
  Building and improvements                       7,643,886        7,650,943
                                                  8,606,102        8,613,159
  Less accumulated depreciation                  (4,734,610)      (4,464,838)
                                                  3,871,492        4,148,321

Cash and cash equivalents                           391,455          935,994
Cash held in escrow                                 183,357          105,901
Restricted cash - replacement reserve                65,970              ---
Accounts receivable                                   1,990              801
Other assets                                         21,300           22,160
   Total Assets                                  $4,535,564       $5,213,177

Liabilities and Partners' Deficit
Liabilities:
  First mortgage note payable                    $5,811,824       $5,830,000
  Second mortgage note payable (less
   unamortized discount based on imputed
   interest rate of 10.5% - $231,220)               449,922              ---
  Accrued interest payable                              ---        1,214,090
  Accounts payable:
   Trade                                              1,355           25,139
   Affiliates                                        40,795           40,664
  Accrued expenses and other liabilities            188,784           59,261
   Total Liabilities                              6,492,680        7,169,154
Partners' Deficit:
 General Partners                                  (106,183)        (106,172)
 Limited Partners (11,080 units outstanding)     (1,850,933)      (1,849,805)
  Total Partners' Deficit                        (1,957,116)      (1,955,977)
  Total Liabilities and Partners' Deficit        $4,535,564       $5,213,177



Statement of Partners' Deficit
For the nine months ended September 30, 1996
                                      General          Limited
                                     Partners         Partners          Total
Balance at December 31, 1995        $(106,172)     $(1,849,805)  $ (1,955,977)
Net loss                                  (11)          (1,128)        (1,139)
Balance at September 30, 1996       $(106,183)     $(1,850,933)   $(1,957,116)



Statements of Operations
                                   Three months ended        Nine months ended
                                      September 30,            September 30,
                                   1996          1995        1996         1995
Income
Rental                        $ 335,393     $ 331,041  $  988,366   $  983,339
Interest                          4,797        11,941      25,287       38,140
 Total Income                   340,190       342,982   1,013,653    1,021,479
Expenses
Property operating              171,765       191,658     503,953      532,473
Interest                        155,484       120,662     477,824      363,329
Depreciation                     93,011        93,408     279,307      280,035
General and administrative       14,091        18,291      38,669       41,062
 Total Expenses                 434,351       424,019   1,299,753    1,216,899
 Loss before extraordinary item (94,161)      (81,037)   (286,100)    (195,420)
Extraordinary Item
Gain on debt restructuring          ---           ---     284,961          ---
 Total Gain                         ---           ---     284,961          ---
 Net Loss                     $ (94,161)    $ (81,037) $   (1,139)  $ (195,420)
Net Loss Allocated:
To the General Partners       $    (941)    $    (810) $      (11)  $   (1,954)
To the Limited Partners         (93,220)      (80,227)     (1,128)    (193,466)
                              $ (94,161)    $ (81,037) $   (1,139)  $ (195,420)
Per limited partnership unit
(11,080 outstanding)             $(8.41)       $(7.24)      $(.10)     $(17.46)



Statements of Cash Flows
For the nine  months ended September 30,                    1996         1995
Cash Flows From Operating Activities:
Net loss                                               $  (1,139)   $(195,420)
Adjustments to reconcile net loss to net cash
used for operating activities:
 Depreciation                                            279,307      280,035
 Gain on debt restructuring                             (284,961)         ---
 Increase (decrease) in cash arising
 from changes in operating assets and liabilities:
  Cash held in escrow                                    (77,456)    (153,993)
  Restricted cash - replacement reserve                  (65,970)         ---
  Accounts receivable                                     (1,189)      10,921
  Other assets                                               860         (719)
  Accounts payable                                       (23,653)      15,811
  Accrued interest payable                               (67,052)     (76,360)
  Accrued expenses and other liabilities                 129,523      105,326
Net cash used for operating activities                  (111,730)     (14,399)

Cash Flows From Investing Activities:
Additions to real estate                                  (2,478)     (47,897)
Net cash used for investing activities                    (2,478)     (47,897)

Cash Flows From Financing Activities:
Payments of principal on first mortgage note payable     (18,176)         ---
Amortization of discount on second mortgage note payable   2,362          ---
Refinancing costs                                       (114,517)         ---
Payment of interest payable                             (300,000)         ---
Net cash used for financing activities                  (430,331)         ---
Net decrease in cash and cash equivalents               (544,539)     (62,296)
Cash and cash equivalents, beginning of period           935,994      933,424
Cash and cash equivalents, end of period               $ 391,455    $ 871,128

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest               $ 520,395    $ 439,689

Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated building improvements   $   9,535    $     ---



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with S/M Real Estate Fund VII, Ltd.'s (the "Partnership") annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, cash flows for the nine months ended September 30, 1996 and 1995, and the statement of partners' deficit for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain balances in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

The following significant events have occurred subsequent to fiscal year 1995, or the following material contingencies exist and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Mortgage Notes Payable

The Partnership refinanced and extended the mortgage note payable as of May 30, 1996. In accordance with the terms of the modification and extension agreement (the "Agreement"), the principal balance of the original mortgage totaling $5,830,000 will bear interest at a reduced interest rate of 9.875%, in comparison to the prior rate of 10.125% (the "New First Mortgage"). The remaining balance of the loan, representing accrued interest in the amount of $1,281,142, has been converted into a second mortgage which does not bear interest. Upon the execution of the Agreement, the Partnership made a $300,000 payment to the Federal National Mortgage Association (the "Lender"), at which time the Lender reduced the second mortgage indebtedness by $600,000, leaving a second mortgage balance of $681,142 (the "New Second Mortgage").

Under the terms of the New First Mortgage with the Lender, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $52,464.40, commencing on July 1, 1996 until maturity on June 1, 2001, at which time the entire outstanding principal balance is due.

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

Replacement Reserve and Security Agreement

As a condition of the New First Mortgage, the Partnership entered into a Replacement Reserve and Security Agreement (the "Replacement Agreement") with the Lender providing that, concurrently with the execution of the Replacement Agreement, the Partnership was required to deposit with the Lender the sum of $49,500 into a reserve account ("Replacement Reserve"). Per the terms of the Replacement Agreement, on each date that a regularly scheduled payment of principal or interest is due under the New First Mortgage, the Partnership shall deposit with the Lender the applicable monthly deposit of $4,125. As of September 30, 1996, a total of $65,970 was deposited with the Lender and is reflected as "Restricted cash - replacement reserve" on the Partnership's balance sheet. On a quarterly basis, provided that no default exists under the Replacement Agreement, upon written request from the Partnership, the Lender shall disburse amounts from the Replacement Reserve necessary to reimburse the Partnership for the actual approved costs of replacements as determined by the Lender.

Escrow Agreement - Tax and Insurance

Per the terms of the New First Mortgage, the Partnership shall pay to the Lender on the day monthly installments of principal or interest are payable, until the New First Mortgage is paid in full, a sum equal to one-twelfth of the yearly real estate taxes and insurance premiums (the "Funds"). The Lender shall apply the Funds to pay the said taxes and insurance premiums so long as the Partnership is not in breach of any covenant or agreement of Borrower contained in the New First Mortgage. The Funds are reflected as "Cash held in escrow" on the Partnership's balance sheet.



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.

Liquidity and Capital Resources
The General Partners of the Partnership executed a modification and extension agreement (the "Agreement") on May 30, 1996 with the lender of the mortgage secured by the Partnership's remaining property, Fifth Avenue Apartments located in San Antonio, Texas (the "Property"), to modify the mortgage and extend its maturity for five years. In accordance with the terms of the Agreement, the principal balance of the original mortgage totaling $5,830,000 bears interest at a reduced interest rate of 9.875%, in comparison to the prior rate of 10.125%, and the loan now matures on June 1, 2001 (the "New First Mortgage"). Under the terms of the New First Mortgage with the Federal National Mortgage Association (the "Lender"), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $52,464.40, commencing on July 1, 1996 until maturity on June 1, 2001, at which time the entire outstanding principal balance is due.

The remaining balance of the loan, representing accrued interest in the amount of $1,281,142, was converted into a second mortgage which does not bear interest (the "New Second Mortgage"). Upon execution of the Agreement, the Partnership made a $300,000 payment to the Lender, at which time the Lender reduced the second mortgage indebtedness by $600,000, leaving a second mortgage balance of $681,142. The second mortgage loan is non- interest bearing and is scheduled to be fully amortized over the five-year term and is prepayable at any time. Under the terms of the New Second Mortgage with the Lender, the payments of principal shall be made in consecutive monthly installments of $3,333.33 each, on or before the first day of every month, beginning July 1, 1996, and continuing through June 1, 1998. After that date, principal is payable in monthly installments of $5,000 each, on or before the first day of every month, beginning July 1, 1998 and continuing through June 1, 2000. After that date, principal is payable in monthly installments of $8,333.33 each, on or before the first day of every month, beginning July 1, 2000 and continuing regularly until maturity on June 1, 2001. Per the loan agreement, if $500,000 in principal payments have been received unconditionally and irrevocably by the Lender, the balance of $181,142 of unpaid principal of the New Second Mortgage shall be waived and forgiven by the Lender.

Although it is anticipated that the Property will generate cash flow to meet operating needs and debt service payments required under the Agreement, there can be no assurances that such payments will be made.

Cash and cash equivalents totaled $391,455 at September 30, 1996, compared to $935,994 at December 31, 1995. The $544,539 decrease is primarily attributable to cash used to pay refinancing costs and interest payable pursuant to the terms of the Agreement (see above).

Cash held in escrow increased from $105,901 at December 31, 1995 to $183,357 at September 30, 1996. The $77,456 increase is primarily attributable to escrow contributions for insurance and real estate taxes, partially offset by a decrease in operating reserve. Pursuant to the terms of the Agreement, the Partnership is no longer required to maintain an operating reserve.

Restricted cash - replacement reserve totaled $65,970 at September 30, 1996 compared with $0 at December 31, 1995. The reserve represents the establishment of a replacement reserve for the Partnership's Property required under the terms of the Agreement. See "Replacement Reserve and Security Agreement" in the Notes to the Financial Statements of this report for additional information on the replacement reserve.

Accrued expenses and other liabilities totaled $188,784 at September 30, 1996, compared to $59,261 at December 31, 1995. The increase is primarily attributable to an accrual for real estate taxes during the first three quarters of 1996.

Results of Operations
For the three and nine months ended September 30, 1996, Partnership operations resulted in net losses of $94,161 and $1,139, respectively, compared to net losses of $81,037 and $195,420 for the corresponding periods in 1995. The decreased net loss for the nine-month period is primarily due to a $284,961 gain realized as a result of the debt restructuring. Excluding this gain, the Partnership generated a loss of $286,100 for the nine months ended September 30, 1996.

Rental income at the Property totaled $335,393 and $988,366 for the three and nine months ended September 30, 1996, respectively, largely unchanged from $331,041 and $983,339 for the corresponding periods in 1995. Occupancy at the Property averaged approximately 96% and 95% for the three and nine months ended September 30, 1996, respectively, compared to approximately 95% for both corresponding periods in 1995. The average rental income per occupied square foot at the Property was $8.17 and $8.19 for the three and nine months ended September 30, 1996, respectively, compared to $8.27 and $8.19 for the corresponding periods in 1995.

Interest income totaled $4,797 and $25,287 for the three and nine months ended September 30, 1996, respectively, compared to $11,941 and $38,140 for the corresponding periods in 1995. The decrease for both periods is primarily attributable to a lower average invested cash balance during 1996 as a result of payments made in connection with the remodification of the mortgage secured by Fifth Avenue during the second quarter of 1996.

Property operating expense totaled $171,765 and $503,953 for the three and nine months ended September 30, 1996, compared with $191,658 and $532,473 for the corresponding periods in 1995. The decreases in the 1996 periods are primarily attributable to lower bad debt expense and management fees in the 1996 periods.

Interest expense totaled $155,484 and $477,824 for the three and nine months ended September 30, 1996, respectively, compared to $120,662 and $363,329 for the corresponding periods in 1995. The increase for both periods is primarily attributable to interest expense incurred during 1996 in connection with the remodification of the mortgage secured by the Property.



Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.



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



                               S/M REAL ESTATE FUND VII, LTD.

                          BY:  SM7 APARTMENT INVESTORS INC.
                               General Partner



Date:  November 13, 1996       BY:  /s/ Kenneth L. Zakin
                               Name:    Kenneth L. Zakin
                               Title:   Director and President


Date:  November 13, 1996       BY:  /s/Daniel M. Palmier
                               Name:   Daniel M. Palmier
                               Title:  Vice President and
                                       Chief Financial Officer