Form 10-K
period 1996-12-31
S/M REAL ESTATE FUND VII LTD/TX
filed 1997-03-31
CIK 709296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1996

                                   OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    Commission file number:  0-11779


                         S/M REAL ESTATE FUND VII, LTD.
             (formerly Shearson-Murray Real Estate Fund VII, Ltd.)
              ----------------------------------------------------
              Exact name of registrant as specified in its charter


           Texas                                           75-1845682
     ------------------                           ---------------------------
State or other jurisdiction                   I.R.S. Employer Identification No.
of incorporation


5520 LBJ Freeway, Suite 500,
Dallas, Texas                                                 75240
------------------------------                              --------
Address of principal executive offices                      zip code

Registrant's telephone number, including area code: (214) 404-7100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                         LIMITED PARTNERSHIP INTERESTS
                             ----------------------
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No
                                            ----

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

Documents Incorporated by Reference: Prospectus dated June 10, 1983, contained in Amendment No. 3 to Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on June 10, 1983. (Parts I, II, III & IV)

                                     PART I
Item 1.  Business.
S/M Real Estate Fund VII, Ltd. (the "Partnership"), formerly Shearson Murray Real Estate Fund VII, Ltd., was formed November 4, 1982 to acquire existing garden apartment complexes. The general partners of the Partnership are SM7 Apartment Investors Inc., a Texas corporation ("SM7"), (formerly Shearson Apartment Investors XIV, Inc.), Murray Realty Investors VII, Inc. a Texas corporation ("Murray") and Crozier Partners VII, Ltd., a Texas limited partnership ("Crozier"). SM7, Murray and Crozier are hereinafter referred to collectively as the "General Partners." See Item 10. "Directors and Executive Officers of the Registrant."

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

The San Antonio and Austin apartment markets deteriorated in the mid- 1980s due to overbuilding and the general economic decline of the Southwest economy. Rental concessions and a decline in the Properties' operating results led to the depletion of the Partnership's working capital reserve. In July 1986, the General Partners suspended mortgage payments on the Partnership's two Properties and commenced negotiations with the lenders in an effort to restructure the terms of their respective mortgage loan agreements. Subsequently, in November 1986 and March 1987, the Partnership executed letters of intent with the holders of the Rockcreek and Fifth Avenue notes, respectively to modify certain conditions and terms of the mortgage obligations. The Partnership resumed payments in March 1987 in accordance with the proposed modifications.

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

The General Partners commenced discussions in 1995 with the lender of the mortgage secured by Fifth Avenue as a result of the scheduled debt maturity on December 31, 1995. Such discussions continued past the December 31, 1995 maturity date, and on May 30, 1996, the General Partners of the Partnership executed a modification and extension agreement (the "Agreement") with the lender, to modify the mortgage and extend its maturity for five years. Details of the Agreement are incorporated by reference to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 5 "Mortgage Notes Payable" of the Notes to the Financial Statements contained herein.

Competition
Fifth Avenue competes for tenants with other apartment complexes in San Antonio. When evaluating a particular location to lease, a tenant may consider many factors, including, but not limited to, space availability, rental rates, lease terms, access, parking, quality of construction and quality of management. While the General Partners believe that the property is generally competitive in these factors, there can be no assurance that, in the view of a prospective tenant, other properties may not be more attractive.

Fifth Avenue directly competes with the following five apartment complexes:

                       Number of             Percent Occupied at
               Property         Units*        December 31, 1996*

               1                 185                  91%
               2                 688                  91%
               3                 265                  93%
               4                 248                  91%
               5                 273                  92%

  * This information has been obtained from sources believed to be reliable by the Partnership, but the Partnership has not verified the accuracy of such information.

Employees
The Partnership has no employees. The Partnership's Property is managed by Anterra Management Corporation which provides certain administrative and management services. See Item 13. "Certain Relationships and Related Transactions."


Item 2.   Properties.

As of December 31, 1996, the Partnership owned the property described below:

  Fifth Avenue Apartments: A 198-unit apartment complex located in San Antonio, Texas and situated on approximately 8.45 acres with 169,270 square feet of net leasable space. At December 31, 1996 and 1995, Fifth Avenue Apartments was 92% and 90% occupied, respectively.


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


                                    PART II


Item 5. Market for Registrant's Limited Partnership Units and Related Security Holder Matters

A public market for Units does not exist and is not likely to develop. Consequently, Limited Partners may not be able to liquidate their investment and Units may not be readily accepted as collateral for a loan. Furthermore, the transfer of Units is subject to certain limitations, including approval of the General Partners.

At December 31, 1996, there were 1,051 Limited Partners of record, owning an aggregate of 11,080 Units.

There have been no cash distributions to the Limited Partners since inception of the Partnership.


Item 6.   Selected Financial Data.
(dollars in thousands except per interest data)

For the years ended December 31,
                          1996(1)     1995(1)     1994(1)     1993(2)      1992

Income                     $1,341      $1,358      $1,361      $3,116    $2,872

Loss Before Gain
on Sale of Real
Estate and
Extraordinary Item           (365)       (270)       (262)       (820)     (849)

Net Income (Loss)            (139)       (270)       (262)      1,723      (849)

Net Income (Loss)
per Limited Partnership
Interest (3)               (12.43)     (24.12)     (23.45)     144.45    (75.86)

Total Assets
at Year-End                 4,329       5,213       5,543       6,028    12,823

Total Notes Payable
at Year-End                 6,250       6,381       6,381       6,381    13,938


(1) Results for the years ended December 31, 1996, 1995 and 1994 solely reflect operations of Fifth Avenue as Rockcreek was sold in December 1993.

(2) On December 17, 1993, the Partnership sold Rockcreek for $8,521,055 resulting in a gain on the sale of real estate assets of $2,055,240 and gain on debt forgiveness totaling $487,508. Reference is made to Item 1 "Business" for a further discussion on the sale of Rockcreek.

(3) Based on the Units outstanding at the end of such period and net income or loss allocated to the Limited Partners.

The above selected financial data should be read in conjunction with the Financial Statements and related notes incorporated by reference to Item 8 of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The General Partners of the Partnership executed a modification and extension agreement (the "Agreement") on May 30, 1996 with the lender of the mortgage secured by the Partnership's remaining property, Fifth Avenue Apartments located in San Antonio, Texas (the "Property"), to modify the mortgage and extend its maturity for five years. In accordance with the terms of the Agreement, the principal balance of the original mortgage totaling $5,830,000 bears interest at a reduced interest rate of 9.875%, in comparison to the prior rate of 10.125%, and the loan now matures on June 1, 2001 (the "New First Mortgage"). Under the terms of the New First Mortgage with the Federal National Mortgage Association (the "Lender"), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $52,464, commencing on July 1, 1996 until maturity on June 1, 2001, at which time the entire outstanding principal balance is due.

The remaining balance of the loan, representing accrued interest in the amount of $1,281,142, was converted into a second mortgage which does not bear interest (the "New Second Mortgage"). Upon execution of the Agreement, the Partnership made a $300,000 payment to the Lender, at which time the Lender reduced the second mortgage indebtedness by $600,000, reducing the second mortgage balance to $681,142. The second mortgage loan is non-interest bearing and is scheduled to be fully amortized over the five-year term and is prepayable at any time. Under the terms of the New Second Mortgage with the Lender, the payments of principal shall be made in consecutive monthly installments of $3,333.33 each, on or before the first day of every month, beginning July 1, 1996, and continuing through June 1, 1998. After that date, principal is payable in monthly installments of $5,000 each, on or before the first day of every month, beginning July 1, 1998 and continuing through June 1, 2000. After that date, principal is payable in monthly installments of $8,333.33 each, on or before the first day of every month, beginning July 1, 2000 and continuing regularly until maturity on June 1, 2001. The sum of the total monthly payments will be equal to $300,000. Per the loan agreement, if $500,000 in principal payments have been received unconditionally and irrevocably by the Lender, the balance of $181,142 of unpaid principal of the New Second Mortgage shall be waived and forgiven by the Lender.

It is anticipated that the Partnership will operate at a cash flow deficit during 1997 after giving consideration to capital replacement reserve requirements at the Property and general and administrative expenses of the Partnership. It is expected that cash flow deficits will be funded by Partnership cash balances, however, there can be no assurances that the Partnership will have sufficient cash balances over the life of the mortgage to fund such deficits. In the event that the Partnership is unable to meet such obligations in the future, at such time, the Partnership will explore other options, including but not limited to, a sale of the Property.

Cash and cash equivalents totaled $362,932 at December 31, 1996, compared to $935,994 at December 31, 1995. The $573,062 decrease is primarily attributable to cash used to pay refinancing costs and interest payable pursuant to the terms of the Agreement (see above).

Cash held in escrow decreased from $105,901 at December 31, 1995 to $94,916 at December 31, 1996. The net decrease is primarily attributable to a decrease in operating reserves, which was partially offset by escrow contributions and payments for insurance and real estate taxes. Pursuant to the terms of the Agreement, the Partnership is no longer required to maintain an operating reserve.

Restricted cash - replacement reserve totaled $78,345 at December 31, 1996. The reserve represents the establishment of a replacement reserve for the Partnership's Property required under the terms of the Agreement. See Note 5 "Mortgage Notes Payable - Replacement Reserve and Security Agreement " of the Notes to the Financial Statements of this report for additional information on the replacement reserve.

Other assets decreased from $22,160 at December 31, 1995 to $12,171 at December 31, 1996. The decrease is primarily attributable to the depletion of the closing costs reserve to fund the payment of closing costs incurred in connection with the Agreement.

Accounts receivable totaled $2,186 at December 31, 1996 compared to $801 at December 31, 1995. The increase is primarily attributable to the timing of tenant rental receipts. Accounts payable totaled $42,394 at December 31, 1996 compared to $65,803 at December 31, 1995. The decrease is primarily attributable to the payment of costs incurred in 1995 associated with repairs and maintenance for apartment preparation and replacements.

At December 31, 1996, accrued interest payable was changed by $1,214,090 compared to December 31, 1995, pursuant to the terms of the Agreement, as discussed above.

Accrued expenses and other liabilities totaled $132,209 at December 31, 1996 compared to $59,261 at December 31, 1995. The increase is primarily attributable to the timing of payments for real estate taxes during 1996 and for legal fees relating to the Agreement.

Results of Operations

1996 versus 1995
----------------
Results of operations resulted in a net loss of $139,137 for the year ended December 31, 1996 compared to a net loss of $269,960 for the year ended December 31, 1995. The decreased net loss is primarily attributable to a $226,111 gain realized as a result of the debt restructuring. Excluding this gain, the Partnership generated a loss of $365,248 for the year ended December 31, 1996.

Rental income at the Property totaled $1,311,406 for the year ended December 31, 1996, largely unchanged from $1,307,901 for the year ended December 31, 1995. Occupancy at the Property averaged approximately 94% during 1996, unchanged from 1995. The average rental income per occupied square foot at the Property was $8.21 in 1996, compared to $8.23 in 1995. At December 31, 1996, the Property was 92% occupied.

Interest and other income totaled $29,985 for the year ended December 31, 1996 compared to $50,060 for the year ended December 31, 1995. The decrease is primarily attributable to a lower average invested cash balance during 1996 as a result of payments made in connection with the remodification of the mortgage secured by the Property during the second quarter of 1996.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes. Property operating expenses for the year ended December 31, 1996 totaled $670,974, compared to $710,198 for the year ended December 31, 1995. The decrease is primarily attributable to lower bad debt expense, management fees and repairs and maintenance costs in 1996.

Interest expense totaled $612,738 for the year ended December 31, 1996, compared with $483,528 for the year ended December 31, 1995. The increase is primarily attributable to the difference in the calculation for financial statement purposes based upon Generally Accepted Accounting Principles ("GAAP") and to a lesser extent, the modification of the loan terms as previously discussed.

For 1996 the interest expense was calculated using actual interest accrued for the first five months at the carryover (matured loan) rate of interest of 10.125% and then at the modified rate of 9.875%. Additionally, second mortgage amortization of approximately $27,000 is included in the total interest expense balance. For 1995, the interest expense balance of $483,528 was calculated using an effective rate of interest of 6.9% in accordance with GAAP. The actual interest expense accrued and paid based upon the interest pay rate of 10.125% during 1995 was $538,071. No amortization of the second mortgage loan was applicable during 1995.

General and administrative expenses totaled $50,610 for the year ended December 31, 1996, compared to $60,752 for the year ended
December 31, 1995. The decrease is primarily attributable to a decrease in legal costs accrued during 1995 in connection with the remodification of the mortgage secured by the Property.

1995 versus 1994
----------------
Results of operations resulted in a net loss of $269,960 for the year ended December 31, 1995 compared to a net loss of $262,436 for the year ended December 31, 1994. The slight increase was primarily attributable to a decrease in rental income and an increase in general and administrative expenses.

Rental income at the Property totaled $1,307,901 for the year ended December 31, 1995 compared to $1,324,583 for the year ended
December 31, 1994. The decrease in rental income was attributable to a slight decrease in the overall average occupancy at the Property during 1995 as compared to 1994. Occupancy at the Property averaged 94% during 1995 compared with 96% during 1994. The decrease in occupancy was partially offset by rental rate increases at the Property during the year, resulting in an increase in average rental income per occupied square foot to $8.23 in 1995 as compared to $8.01 in 1994. At December 31, 1995, the Property was 90% occupied.

Interest and other income totaled $50,060 for the year ended
December 31, 1995 compared to $36,077 for the year ended December 31, 1994. The increase was primarily a result of higher interest rates earned on the Partnership's average cash balances during 1995.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes. Property operating expenses for the year ended December 31, 1995 totaled $710,198, largely unchanged from $716,154 for the year ended December 31, 1994.

General and administrative expenses totaled $60,752 for the year ended December 31, 1995 compared to $48,007 for the year ended December 31, 1994. The increase was primarily attributable to legal and other costs incurred by the Partnership in connection with the maturity of the Fifth Avenue mortgage on December 31, 1995.


Item 8.  Financial Statements and Supplementary Data.
The following financial statements are filed as part of this report:

                                                                Page
                                                               Number
      Independent Auditors' Report                               F-1
      Balance Sheets - At December 31, 1996 and 1995             F-2
      Statements of Partners' Deficit - For the years
       ended December 31, 1996, 1995 and 1994                    F-2
      Statements of Operations - For the years ended
       December 31, 1996, 1995 and 1994                          F-3

      Statements of Cash Flows - For the years ended
       December 31, 1996, 1995 and 1994                          F-4

      Notes to the Financial Statements                          F-5

      Schedule III                                               F-10


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.


                                PART III

Item 10.  Directors and Executive Officers of the Registrant

Murray Realty Investors VII, Inc., a Texas corporation, SM7 Apartment Investors Inc., a Texas corporation, and Crozier Partners VII, Ltd., a Texas limited partnership, are the General Partners of the Partnership. Anterra Property Investors VII, Inc. is the general partner of Crozier Partners VII, Ltd. The following is a summary of certain information concerning the directors and executive officers of Anterra Property Investors VII, Inc., Murray Realty Investors VII, Inc. and SM7 Apartment Investors Inc., as of December 31, 1996.

Anterra Property Investors VII, Inc.,
general partner of Crozier Partners VII, Ltd.
---------------------------------------------
The directors and senior officers of Anterra Property Investors VII, Inc. at December 31, 1996 were as follows:

Richard E. Hoffmann, 42, President, Treasurer and Director. For more than five years prior to July 15, 1990, Mr. Hoffmann was a Vice President and Treasurer of Murray Properties Company and various other affiliate corporations. He resigned his position with substantially all of these corporations on July 15, 1990. Mr. Hoffmann was elected Senior Vice President, Treasurer and Director of Anterra Realty Corporation in June of 1990 and was elected President of Anterra Realty Corporation in July of 1994. He is Senior Vice President and Director of Anterra Management Corporation and President, Treasurer and Director of all other subsidiary corporations of Anterra Realty Corporation including Anterra Property Investors VII, Inc. Mr. Hoffmann received a Master of Business Administration degree from the University of Texas at Austin in 1979 and a B.S. from Tulane University in 1977. He is a Certified Public Accountant.

Lynn D. Maynard, 44, Executive Vice President and Director. For more than five years prior to December 26, 1989, Ms. Maynard was an officer of Murray Properties Company and its affiliates. She was elected Vice President of Murray Properties Company and Murray Realty Investors, Inc. in December of 1986. Ms. Maynard resigned her positions with substantially all Murray Properties Company affiliates on December 26, 1989. Ms. Maynard became Senior Vice President and Director of Anterra Realty Corporation in November 1989 and is President and Director of Anterra Management Corporation and Executive Vice President and Director of all other subsidiary corporations including Anterra Property Investors VII, Inc. Ms. Maynard holds a Bachelor of Science Degree in Accounting from the University of Texas at Dallas and is a Certified Public Accountant. She is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Dallas Chapter of Certified Public Accountants.

Murray Realty Investors VII, Inc.,
Corporate General Partner
----------------------------------
The directors and senior officers of Murray Realty Investors VII, Inc. at December 31, 1996 were as follows:

Fulton Murray, 56, President and Chairman of the Board. Mr. Murray has been Chairman of the Board and Chief Executive Officer of Murray Properties Company and Murray Financial Corporation for more than five years prior to the date of this report. In addition, he is a director or officer of substantially all affiliates of Murray Properties Company.
His family, or trusts for their benefit, own approximately 64% of the outstanding stock of Murray Financial Corporation, which is the parent corporation of Murray Properties Company and most of its affiliates. He holds a Bachelor of Business Administration degree in Finance from Southern Methodist University.

Charles W. Karlen, 61, Vice President. Mr. Karlen is Senior Vice President and Treasurer of Murray Financial Corporation. Prior to joining the Murray Organization in 1971, he was employed by Peat Marwick Mitchell & Co., a public accounting firm. Mr. Karlen is a Certified Public Accountant and holds a Bachelor of Business Administration degree in Accounting from the University of North Texas.

SM7 Apartment Investors Inc.,
Corporate General Partner
-----------------------------
The directors and executive officers of SM7 Apartment Investors Inc. at December 31, 1996 were as follows:

Kenneth L. Zakin, 49, is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin was a director of Lexington Corporate Properties, Inc. from 1993 to 1996. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

Daniel M. Palmier, 35, is a Vice President of Lehman Brothers Inc. in its Diversified Asset Group, and has been employed by Lehman Brothers since June 1990. He is responsible for the asset management and restructuring of a diverse portfolio of assets including commercial real estate and mortgages. From March of 1988, Mr. Palmier worked for LJ Hooker Corporation, Inc. and held positions of Senior Associate of Mergers and Acquisitions/Corporate Finance and Vice President in the Real Estate division. From September 1986, Mr. Palmier was a Real Estate Acquisitions Officer at John Anthony Associates, Inc. in New York. From June 1983, Mr. Palmier worked in the public accounting field, most notably for the firm Price Waterhouse. Mr. Palmier, a New York Certified Public Accountant, earned a Masters of Science in Real Estate Degree from New York University in 1995 and graduated from the University of Notre Dame in 1983 with a B.B.A. in Accounting.

Affiliated Bankruptcies
-----------------------
Certain officers and directors of Murray Realty Investors VII, Inc. were also officers and directors or general partners of affiliates of Murray Realty Investors VII, Inc. which served as general partners of certain private placements and affiliated public funds which had filed cases under Chapter 11 of the Federal Bankruptcy Code. Certain officers and directors of SM7 Apartment Investors Inc. were also officers and directors of affiliates which served as general partners of these affiliated public funds. Additionally, Fulton Murray was a general partner of a partnership that had an involuntary bankruptcy petition filed against it, which was subsequently dismissed. All the partnerships which commenced cases under the Federal Bankruptcy Code owned real estate that was secured by significant amounts of debt. As a result of the dramatic decline in the economy and overbuilding in the markets in which the partnerships own real estate, those partnerships were unable to meet their scheduled debt payments and commenced bankruptcy cases to protect the Partnerships' Properties from foreclosure by the secured lender or lenders to such partnerships.


Item 11.  Executive Compensation.

(a, b, c & d)

The Partnership has not paid and does not propose to pay any cash compensation, bonuses or deferred compensation, compensation pursuant to retirement or other plans, or other compensation to the officers, directors, or partners of the General Partners. During the operational and, in the event the Partnership is liquidated, the liquidation stages of the Partnership, the General Partners and their Affiliates may receive various fees and distributions. See Item 13. "Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their Affiliates during the year ended December 31, 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  Beneficial owners of 5% or more of Registrant's Securities
                                               Amount and
                                               Nature of
                                               Beneficial           Percent
Title of Class        Beneficial Owner         Ownership            of Class
Limited Partnership   Naomi Ruth               600                    5.4%
Interest, $1,000      Wilden Trust            (owned beneficially
per Interest          130 E. Main St., #299     and of record)
                      Medford, OR 97501-6004

(b) No General Partner or any officer or director of a General Partner beneficially owned or owned of record directly or indirectly any Interests as of December 31, 1996.


Item 13.  Certain Relationships and Related Transactions.

(a)  During the years ended December 31, 1996, 1995 and 1994, the
     General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property management fees, in the amounts of $7,132, $8,024 and $2,745 respectively.


     On January 1, 1990, Murray Management Corporation subcontracted Anterra Management Corporation to provide certain administrative and management services with respect to the Partnership and its Properties. Anterra Management Corporation is a real estate related service company formed by former executive officers of Murray and its affiliates, and earned property management fees of $55,489, $65,378 and $65,670 for the years ended December 31, 1996, 1995 and 1994, respectively.


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

     None.

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

    27   Financial Data Schedule.

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

    99a Compromise Settlement Agreement between S/M Real Estate Fund VII, Ltd. and Federal National Mortgage Association, dated May 6, 1996. (Incorporated by reference from Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

    99b $5,830,000 Multifamily Note and Addendum, dated May 30, 1996. (Incorporated by reference from Exhibit 99.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

    99c $681,142 Subordinate Multifamily Note and Addendum, dated May 30, 1996. (Incorporated by reference from Exhibit 99.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).


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





Date:  March 28, 1997
                                BY:  /s/ Kenneth L. Zakin
                                     Kenneth L. Zakin
                                     Director and President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following members of the Board of Directors and officers of SM7 Apartment Investors Inc., a corporate general partner of the registrant, on behalf of the Registrant in the capacities and on the dates indicated.






Date:  March 28, 1997
                                BY:  /s/ Kenneth L. Zakin
                                     Kenneth L. Zakin Director and
                                     President




Date:  March 28, 1997
                                BY:  /s/ Daniel M. Palmier Daniel M.
                                     Palmier Vice President and
                                     Chief Financial Officer


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







Date:  March 28, 1997
                                BY:  /s/ Richard E. Hoffman

                                     Richard E. Hoffman
                                     President, Director
                                     and Treasurer







Date:  March 28, 1997
                                BY:  /s/ Lynn D. Maynard
                                     Lynn D. Maynard
                                     Executive Vice President and Director



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



                                MURRAY REALTY INVESTORS VII, INC.
                                A General Partner





Date:  March 28, 1997
                                BY:  /s/ Fulton Murray
                                     Fulton Murray
                                     President and
                                     Chairman of the
                                     Board





Date:  March 28, 1997
                                BY:  /s/ Charles W.
                                     Karlen Charles W.
                                     Karlen Vice
                                     President



                  Independent Auditors' Report


The Partners
S/M Real Estate Fund VII, Ltd.:

We have audited the financial statements of S/M Real Estate Fund VII, Ltd. (a Texas Limited Partnership), as listed in the accompanying index. In connection with our audits of the financial statements, we have also audited the financial
statement schedule as listed in the accompanying index.   These
financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S/M Real Estate Fund VII, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG PEAT MARWICK LLP
Boston, Massachusetts
February 6, 1997




Balance Sheets                       At December 31,       At December 31,
                                                1996                  1995
Assets
Real estate, at cost:
 Land                                     $  962,216            $  962,216
 Building and improvements                 7,643,886             7,650,943
                                           8,606,102             8,613,159
Less accumulated depreciation             (4,827,620)           (4,464,838)
                                           3,778,482             4,148,321

Cash and cash equivalents                    362,932               935,994
Cash held in escrow                           94,916               105,901
Restricted cash - replacement reserve         78,345                    --
Accounts receivable                            2,186                   801
Other assets                                  12,171                22,160
  Total Assets                            $4,329,032            $5,213,177

Liabilities and Partners' Deficit
Liabilities:
First mortgage note payable               $5,797,795             5,830,000
Second mortgage note payable (less
  unamortized discount based on
  imputed interest rate of
  10.5% - $229,394)                          451,748                    --
Accrued interest payable                          --             1,214,090
Accounts payable:
  Trade                                        1,730                25,139
  Affiliates                                  40,664                40,664
Accrued expense and other liabilities        132,209                59,261
  Total Liabilities                        6,424,146             7,169,154

Partners' Deficit:
General Partners                            (107,563)             (106,172)
Limited Partners (11,080 units
 outstanding)                             (1,987,551)           (1,849,805)
  Total Partners' Deficit                 (2,095,114)           (1,955,977)
  Total Liabilities and Partners' Deficit $4,329,032            $5,213,177






Statements of Partners' Deficit
For the years ended December 31, 1996, 1995 and 1994
                                    General           Limited
                                    Partners          Partners          Total
Balance at December 31, 1993       $(100,848)      $(1,322,733)   $(1,423,581)
Net Loss                              (2,624)         (259,812)      (262,436)
Balance at December 31, 1994       $(103,472)      $(1,582,545)   $(1,686,017)
Net Loss                              (2,700)         (267,260)      (269,960)
 Balance at December 31, 1995      $(106,172)      $(1,849,805)   $(1,955,977)
Net Loss                              (1,391)         (137,746)      (139,137)
Balance at December 31, 1996       $(107,563)      $(1,987,551)   $(2,095,114)





Statements of Operations
For the years ended December 31,                1996         1995         1994
Income
Rental                                    $1,311,406   $1,307,901   $1,324,583
Interest and other                            29,985       50,060       36,077
  Total Income                             1,341,391    1,357,961    1,360,660

Expenses
Property operating                           670,974      710,198      716,154
Interest                                     612,738      483,528      492,118
Depreciation and amortization                372,317      373,443      366,817
General and administrative                    50,610       60,752       48,007
  Total Expenses                           1,706,639    1,627,921    1,623,096
  Loss before extraordinary item            (365,248)    (269,960)    (262,436)
Extraordinary Item
Gain on debt restructuring                   226,111           --           --
  Total Gain                                 226,111           --           --
  Net Loss                                $ (139,137)  $ (269,960)  $ (262,436)

Net Loss Allocated:
To the General Partners                   $   (1,391)  $   (2,700)  $   (2,624)
To the Limited Partners                     (137,746)    (267,260)    (259,812)
                                          $ (139,137)  $ (269,960)  $ (262,436)
Per limited partnership unit
(11,080 outstanding)

Net loss before extraordinary item           $(32.63)     $(24.12)     $(23.45)
Extraordinary item                             20.20           --           --
Net Loss                                     $(12.43)     $(24.12)     $(23.45)



Statements of Cash Flows
For the years ended December 31,                1996         1995         1994

Cash Flows From Operating Activities:
Net Loss                                   $(139,137)   $(269,960)   $(262,436)
Adjustments to reconcile net loss
to net cash provided by (used for)
operating activities:
 Depreciation and amortization               372,317      373,443      366,817
Gain on debt restructuring                  (226,111)          --           --
 Increase (decrease) in cash
 arising from changes in operating
 assets and liabilities:
  Cash held in escrow                         10,985      (13,046)     171,579
  Restricted cash - replacement reserve      (78,345)          --           --
  Accounts receivable                         (1,385)      11,500       41,194
  Other assets                                 9,989        8,402       (5,175)
  Accounts payable                           (23,409)      22,375      (11,772)
  Accrued interest payable                   (67,052)     (54,543)     (64,768)
  Accrued expenses and other liabilities      22,811      (27,704)    (145,611)
Net cash provided by (used for)
operating activities                        (119,337)      50,467       89,828

Cash Flows From Investing Activities:
Additions to real estate                      (2,478)     (47,897)     (20,121)
Net cash used for investing activities        (2,478)     (47,897)     (20,121)

Cash Flows From Financing Activities:
Payments of principal on
first mortgage note payable                  (32,205)          --           --
Amortization of discount on
 second mortgage note payable                  4,188           --           --
Refinancing costs                           (123,230)          --           --
Payment of interest payable                 (300,000)          --           --
Net cash used for financing activities      (451,247)          --           --

Net increase (decrease) in cash
and cash equivalents                        (573,062)       2,570       69,707
Cash and cash equivalents,
 beginning of year                           935,994      933,424      863,717
Cash and cash equivalents, end of year      $362,932     $935,994     $933,424

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest      $908,550     $538,071     $556,886

Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated
building improvements                         $9,535     $     --     $ 79,315

Supplemental Disclosure of Non-Cash Financing Activities:
Refinancing costs funded
through accrued expenses                     $50,137     $     --     $     --



Notes to the Financial Statements
December 31, 1996, 1995 and 1994

1. Organization
S/M Real Estate Fund VII, Ltd. (the "Partnership") (see below) was organized on November 4, 1982 pursuant to the filing of a Certificate of Limited Partnership with the Secretary of State of the State of Texas. The Partnership was formed for the purpose of acquiring existing garden style apartment complexes. The general partners of the Partnership are SM 7 Apartment Investors Inc. (see below), a Texas corporation, Murray Realty Investors VII, Inc., a Texas corporation ("Murray") and Crozier Partners VII, Ltd., a Texas limited partnership (collectively referred to as the "General Partners"). The Partnership will continue until January 31, 2012, unless sooner terminated in accordance with the terms of the Partnership Agreement.

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

2. Liquidity
It is anticipated that the Partnership will operate at a cash flow deficit during 1997 after giving consideration to capital replacement reserve requirements at the Property and general and administrative expenses of the Partnership. It is expected that cash flow deficits will be funded by Partnership cash balances, however, there can be no assurances that the Partnership will have sufficient cash balances over the life of the mortgage to fund such deficits. In the event that the Partnership is unable to meet such obligations in the future, at such time, the Partnership will explore other options, including but not limited to, a sale of the Property.

3. Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues are recognized as earned and expenses are recorded as obligations are incurred.

Real Estate Investments - Real estate investments, which consist of land, apartment building and improvements, are recorded at cost less accumulated depreciation. Cost includes the initial purchase price of the property plus acquisition costs. Depreciation is computed using the straight-line method based on estimated useful lives ranging from three to twenty-one years.

Accounting for Impairment - In March 1995, the Financial Accounting and Standards Board issued Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted FAS 121 during the fourth fiscal quarter of 1995.

Lease Revenue - Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations when incurred. Leases on the Property typically have a term of one year or less.

The Partnership has determined that all leases associated with the rental of space at the investment property are operating leases.

Cash and Cash Equivalents - Cash and cash equivalents consist of short-term highly liquid investments which have maturities of three months or less from the date of issuance. The carrying value approximates fair value because of the short maturity of these instruments.

Income Taxes - The Partnership distributes all profits, losses and other taxable items to the individual partners. No provision for income taxes is made in the financial statements of the Partnership since the liability for such taxes is that of the partners rather than the Partnership.

Net Income (Loss) Per Limited Partnership Unit - Net income
(loss) per Limited Partnership unit is based upon the limited partnership interests outstanding at year-end and the net income
(loss) allocated to the Limited Partners.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

Fair value estimates are subjective and are dependent on a number of significant assumptions based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In addition, FAS 107 allows a wide range of valuation techniques, therefore, comparisons between entities, however similar, may be difficult.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

5. Real Estate Investments

Rockcreek Apartments
On August 31, 1983, the Partnership acquired Rockcreek
Apartments ("Rockcreek"), a 314-unit apartment complex located in Austin, Texas.

On December 17, 1993, Rockcreek was sold to an independent third party for $8,521,055 resulting in a gain on sale of $2,055,240. In conjunction with the sale, the General Partners negotiated an agreement with the holder of the wraparound mortgage on Rockcreek, whereby the Partnership would receive a release of all mortgage liens on the property by paying a discounted amount on the total debt outstanding of $8,082,311.

Fifth Avenue Apartments
On July 29, 1983, the Partnership acquired Fifth Avenue
Apartments ("Fifth Avenue"), a 198-unit apartment complex located in San Antonio, Texas. As of December 31, 1996 and
1995 the Property was 92% and 90% occupied, respectively.


6. Mortgage Notes Payable
The General Partners had commenced discussions in 1995 with Federal National Mortgage Association ("Fannie Mae"), the holder of the mortgage secured by Fifth Avenue, as a result of the debt maturity on December 31, 1995. Such discussions continued past the December 31, 1995 maturity date, with Fannie Mae agreeing to forbear from foreclosing on Fifth Avenue while such discussions continued. As a result of the General Partners' efforts, the Partnership refinanced and extended the mortgage note payable on May 30, 1996.

In accordance with the terms of the modification and extension agreement (the "Agreement"), the principal balance of the original mortgage totaling $5,830,000 will bear interest at a reduced interest rate of 9.875%, in comparison to the prior rate of 10.125% (the "New First Mortgage"). The remaining balance of the loan, representing accrued interest in the amount of $1,281,142, has been converted into a second mortgage which does not bear interest. Upon the execution of the Agreement, the Partnership made a $300,000 payment to Fannie Mae, at which time Fannie Mae reduced the second mortgage indebtedness by $600,000, reducing the second mortgage balance to $681,142 (the "New Second Mortgage").

Under the terms of the New First Mortgage with Fannie Mae, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $52,464, commencing on July 1, 1996 until maturity on June 1, 2001, at which time the entire outstanding principal balance is due.

Under the terms of the New Second Mortgage with Fannie Mae, the Principal shall be payable in consecutive monthly installments of $3,333 each, on or before the first day of every month, beginning July 1, 1996, and continuing through June 1, 1998. After that date, principal is payable in monthly installments of $5,000 each, on or before the first day of every month, beginning July 1, 1998 and continuing through June 1, 2000. After that date, principal is payable in monthly installments of $8,333 each, on or before the first day of every month, beginning July 1, 2000 and continuing regularly until maturity on June 1, 2001. The sum of the total monthly payments will be equal to $300,000. Per the New Second Mortgage, if $500,000 in principal payments have been received unconditionally and irrevocably by Fannie Mae, the balance of $181,142.50 of unpaid principal of the New Second Mortgage shall be waived and forgiven by Fannie Mae.

Replacement Reserve and Security Agreement

As a condition of the New First Mortgage, the Partnership entered into a Replacement Reserve and Security Agreement (the "Replacement Agreement") with Fannie Mae providing that, concurrently with the execution of the Replacement Agreement, the Partnership was required to deposit with Fannie Mae the sum of $49,500 into a reserve account ("Replacement Reserve"). Per the terms of the Replacement Agreement, on each date that a regularly scheduled payment of principal or interest is due under the New First Mortgage, the Partnership shall deposit with Fannie Mae the applicable monthly deposit of $4,125. As of December 31, 1996, a total of $78,345 was deposited with Fannie Mae and is reflected as "Restricted cash - replacement reserve" on the Partnership's balance sheet. On a quarterly basis, provided that no default exists under the Replacement Agreement, upon written request from the Partnership, Fannie Mae shall disburse amounts from the Replacement Reserve necessary to reimburse the Partnership for the actual approved costs of replacements as determined by Fannie Mae.

Escrow Agreement - Tax and Insurance

Per the terms of the New First Mortgage, the Partnership shall pay to Fannie Mae on the day monthly installments of principal or interest are payable, until the New First Mortgage is paid in full, a sum equal to one-twelfth of the yearly real estate taxes and insurance premiums (the "Funds"). Fannie Mae shall apply the Funds to pay the said taxes and insurance premiums so long as the Partnership is not in breach of any covenant or agreement contained in the New First Mortgage. The Funds are reflected as "Cash held in escrow" on the Partnership's balance sheet.

Mortgage note payable at December 31, 1995 and 1994 was $5,830,000, and was secured by Fifth Avenue. Interest accrued at an effective rate of 10.125%, with pay rates of 10.125% and 9.5% in 1995 and 1994, respectively.

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value as of the balance sheet date.

7. Transactions with Related Parties
During the years ended December 31, 1996, 1995 and 1994, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property management fees, in the amounts of $7,132, $8,024 and $2,745, respectively.

Certain cash and cash equivalents were on deposit with an affiliate of a General Partner during a portion of 1996 and all of 1995. As of December 31, 1996, no cash and cash equivalents were on deposit with an affiliate of the General Partners or the Partnership.

On January 1, 1990, Murray Management Corporation subcontracted Anterra Management Corporation to provide certain administrative and management services with respect to the Partnership and its Properties. Anterra Management Corporation is a real estate related service company formed by former executive officers of Murray and its affiliates, and earned property management fees of $55,489, $65,378 and $65,670 for the years ended December 31, 1996, 1995 and 1994, respectively.

8. Reconciliation of Financial Statement Net Loss and Partners' Deficit to Federal Income Tax Basis Net Loss and Partners' Deficit

The following is a reconciliation of the net loss for financial statement purposes to net loss for federal income tax purposes for the years ended December 31, 1996, 1995 and 1994:

                                              1996        1995        1994
Net loss per financial statements        $(139,137)  $(269,960)  $(262,436)
Financial statement depreciation
over (under) tax basis depreciation         32,479     (14,635)     26,001

Financial statement gain on debt
restructuring over tax basis              (226,111)         --          --

Federal income tax basis interest
  expense over financial statement
interest expense                            37,676          --          --

Other                                       42,401       1,294    (8,734)
Federal income tax basis net income
over financial statement net income
or Federal income tax basis net (loss)
(over) under financial statement
net (loss)                                (113,555)    (13,341)     17,267
Federal income tax basis net loss        $(252,692)  $(283,301)  $(245,169)


Reconciliation of financial statement partners' deficit to federal income tax basis partners' deficit for the years ended December 31, 1996, 1995 and 1994:

                                            1996         1995          1994
Financial statement basis
partners' deficit                    $(2,095,114) $(1,955,977)  $(1,686,017)

Current year federal income
tax basis net loss (over)
under financial statement
net loss                                (113,550)    (13,341)        17,267

Cumulative federal income tax
basis net loss over financial
statement net loss                    (1,840,705)  (1,827,364)   (1,844,631)

Federal income tax basis
partners' deficit                    $(4,049,369) $(3,796,682)  $(3,513,381)

Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.


Schedule III - Real Estate and Accumulated Depreciation
December 31, 1996

                                                Fifth Avenue
Office Buildings:                               Apartments
Location                                        San Antonio, TX

Date of construction                            1982
Acquisition date                                1983
Life on which depreciation
in latest income statements
is computed                                     3 - 21
years
Encumbrances                                    $6,249,543
Initial cost to Partnership (1):
     Land                                       962,216
     Building and
     improvements                               7,512,710
Costs capitalized
subsequent to acquisition:
     Land, buildings
     and improvements                           140,711
Retirements                                     (9,535)
Gross amount at which
carried at close of period (2):
     Land                                       $962,216
     Building and
     improvements                               7,643,886
                                                $8,606,102

Accumulated depreciation (3)                    $4,827,620

(1) The initial cost to the Partnership represents the original purchase price of the property.

(2) The aggregate cost of real estate at December 31, 1996 and 1995 and 1994, for Federal income tax purposes is $8,762,079, $ 8,759,601 and $8,759,601, respectively.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1996, 1995, and 1994 follows:

                                         1996        1995          1994
Real estate investments:
Beginning of year                  $8,613,159   $8,565,262   $8,624,456
Additions                               2,478       47,897       20,121
Retirements                            (9,535)          --      (79,315)
End of year                        $8,606,102   $8,613,159   $8,565,262

Accumulated depreciation:
Beginning of year                  $4,464,838   $4,091,395   $3,803,893
Depreciation expense                  372,317      373,443      366,817
Retirements                            (9,535)          --      (79,315)
End of year                        $4,827,620   $4,464,838   $4,091,395