Form 10-Q
period 1997-03-31
S/M REAL ESTATE FUND VII LTD/TX
filed 1997-05-15
CIK 709296

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1997

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



Balance Sheets
                                                 At March 31,  At December 31,
                                                        1997             1996
Assets
Real estate, at cost:
  Land                                           $   962,216      $   962,216
  Building and improvements                        7,638,103        7,643,886
                                                 -----------      -----------
                                                   8,600,319        8,606,102
Less accumulated depreciation                     (4,914,847)      (4,827,620)
                                                 -----------      -----------
                                                   3,685,472        3,778,482

Cash and cash equivalents                            307,299          362,932
Cash held in escrow                                  110,399           94,916
Restricted cash - replacement reserve                 71,813           78,345
Accounts receivable                                    1,771            2,186
Other assets                                           3,043           12,171
                                                 -----------      -----------
     Total Assets                                $ 4,179,797      $ 4,329,032
                                                 ===========      ===========
Liabilities and Partners' Deficit
Liabilities:
  First mortgage note payable                    $ 5,783,417      $ 5,797,795
  Second mortgage note payable (less
     unamortized discount based on imputed
     interest rate of 10.5% - $227,519)              453,623          451,748
  Accounts payable:
      Trade                                            9,438            1,730
      Affiliates                                      40,664           40,664
  Accrued expense and other liabilities               95,291          132,209
                                                 -----------      -----------
     Total Liabilities                             6,382,433        6,424,146
                                                 -----------      -----------
Partners' Deficit:
  General Partners                                  (108,638)        (107,563)
  Limited Partners (11,080 units outstanding)     (2,093,998)      (1,987,551)
                                                 -----------      -----------
     Total Partners' Deficit                      (2,202,636)      (2,095,114)
                                                 -----------      -----------
     Total Liabilities and Partners' Deficit     $ 4,179,797      $ 4,329,032
                                                 ===========      ===========



Statement of Partners' Deficit
For the three months ended March 31, 1997
                                       General        Limited
                                      Partners       Partners          Total
Balance at December 31, 1996        $ (107,563)  $ (1,987,551)  $ (2,095,114)
Net loss                                (1,075)      (106,447)      (107,522)
                                    ----------   ------------   ------------
Balance at March 31, 1997           $ (108,638)  $ (2,093,998)  $ (2,202,636)
                                    ==========   ============   ============



Statements of Operations
For the three months ended March 31,                   1997             1996

Income
Rental                                           $  327,552       $  319,757
Interest and other                                    4,875           11,723
                                                 ----------       ----------
     Total income                                   332,427          331,480
                                                 ----------       ----------
Expenses
Property operating                                  158,256          165,078
Interest                                            154,890          120,574
Depreciation                                         93,010           92,682
General and administrative                           33,793           11,236
                                                 ----------       ----------
     Total expenses                                 439,949          389,570
                                                 ----------       ----------
     Net Loss                                    $ (107,522)      $  (58,090)
                                                 ==========       ==========
Net Loss Allocated:
To the General Partners                          $   (1,075)      $     (581)
To the Limited Partners                            (106,447)         (57,509)
                                                 ----------       ----------
                                                 $ (107,522)      $  (58,090)
                                                 ==========       ==========
Per limited partnership unit
(11,080 outstanding)                                $ (9.61)         $ (5.19)
                                                 ----------       ----------



Statements of Cash Flows
For the three months ended March 31,
                                                       1997             1996
Cash Flows From Operating Activities:
Net loss                                         $ (107,522)      $  (58,090)
Adjustments to reconcile net loss to net
cash used for operating activities:
  Depreciation                                       93,010           92,682
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
      Cash held in escrow                           (15,483)         (47,459)
      Restricted cash - replacement reserve           6,532                0
      Accounts receivable                               415              394
      Other assets                                    9,128          (12,380)
      Accounts payable                                7,708          (21,223)
      Accrued interest payable                            0          (26,998)
      Accrued expenses and other liabilities        (36,918)          37,507
                                                 ----------       ----------
Net cash used for operating activities              (43,130)         (35,567)
                                                 ----------       ----------
Cash Flows From Financing Activities:
Payments of principal on first
  mortgage note payable                             (14,378)               0
Amortization of discount on second mortgage
  note payable                                        1,875                0
                                                 ----------       ----------
Net cash used for financing activities              (12,503)               0
                                                 ----------       ----------
Net decrease in cash and cash equivalents           (55,633)         (35,567)
Cash and cash equivalents, beginning of period      362,932          935,994
                                                 ----------       ----------
Cash and cash equivalents, end of period         $  307,299       $  900,427
                                                 ==========       ==========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest         $  154,890       $  147,572
                                                 ----------       ----------
Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated
  building improvements                          $   5,783        $    9,535
                                                 ---------        ----------


Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partner's deficit for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).


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

The remaining balance of the loan, representing accrued interest in the amount of $1,281,142, was converted into a second mortgage which does not bear interest (the "New Second Mortgage"). Upon execution of the Agreement, the Partnership made a $300,000 payment to the Lender, at which time the Lender reduced the second mortgage indebtedness by $600,000, reducing the second mortgage balance to $681,142. The second mortgage loan is noninterest bearing and is scheduled to be fully amortized over the five-year term and is prepayable at any time. Under the terms of the New Second Mortgage with the Lender, the payments of principal shall be made in consecutive monthly installments of $3,333 each, on or before the first day of every month, beginning July 1, 1996, and continuing through June 1, 1998. After that date, principal is payable in monthly installments of $5,000 each, on or before the first day of every month, beginning July 1, 1998 and continuing through June 1, 2000. After that date, principal is payable in monthly installments of $8,333 each, on or before the first day of every month, beginning July 1, 2000 and continuing regularly until maturity on June 1, 2001. The sum of the total monthly payments will be equal to $300,000. Per the loan agreement, if $500,000 in principal payments have been received unconditionally and irrevocably by the Lender, the balance of $181,142 of unpaid principal of the New Second Mortgage shall be waived and forgiven by the Lender.

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

Cash and cash equivalents totaled $307,299 at March 31, 1997, compared to $362,932 at December 31, 1996. The $55,633 decrease is attributable to cash used for operating and financing activities.

Cash held in escrow increased from $94,916 at December 31, 1996 to $110,399 at March 31, 1997. The $15,483 increase is primarily attributable to escrow contributions and payments for insurance and real estate taxes.

Restricted cash - replacement reserve decreased to $71,813 at March 31, 1997 from $78,345 at December 31, 1996. The replacement reserve was established for the Partnership's Property, as required under the terms of the Agreement. The $6,532 decrease is primarily attributable to the release of replacement reserve funds to the Property, in accordance with the terms of the Agreement.

Other assets decreased from $12,171 at December 31, 1996 to $3,043 at March 31, 1997. The decrease is due to the amortization of prepaid insurance.

Accounts payable totaled $50,102 at March 31, 1997 compared to $42,394 at December 31, 1996. The increase is primarily attributable to the timing of payments for audit and administrative expenses.

Accrued expenses and other liabilities totaled $95,291 at March 31, 1997 compared to $132,209 at December 31, 1996. The decrease is primarily attributable to the timing of payments for real estate taxes and administrative costs.

Results of Operations
Results of operations resulted in a net loss of $107,522 for the three months ended March 31, 1997, compared to a net loss of $58,090 for the three months ended March 31, 1996. The increased net loss is primarily attributable to an increase in interest expense and general and administrative expenses, and, to a lesser extent, a decrease in interest and other income, which was partially offset by a slight increase in rental income and a decrease in property operating expenses.

Rental income at the Property totaled $327,552 for the three months ended March 31, 1997, compared to $319,757 for the corresponding period in 1996. Occupancy at the Property averaged approximately 94% for the three months ended March 31, 1997, compared to approximately 93% for the corresponding period in 1996. The average rental income per occupied square foot at the Property was $8.33 for the three months ended March 31, 1997, compared to $8.16 for the corresponding period in 1996.

Interest and other income totaled $4,875 for the three months ended March 31, 1997, compared to $11,723 for the three months ended March 31, 1996. The decrease is primarily attributable to a lower average invested cash balance during 1997 as a result of payments made in connection with the remodification of the mortgage secured by the Property during the second quarter of 1996.

Total expenses for the three months ended March 31, 1997 were $439,949, compared to $389,570 for the corresponding period in 1996. The increase is primarily attributable to an increase in interest expense and general and administrative expenses, which were partially offset by lower property operating expenses.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes. Property operating expenses for the three months ended March 31, 1997 totaled $158,256, compared to $165,078 for the three months ended March 31, 1996. The decrease is primarily attributable to lower payroll expense, management fees and advertising expense in 1997.

Interest expense totaled $154,890 for the three months ended March 31, 1997, compared with $120,574 for the three months ended March 31, 1996. The increase is primarily attributable to an increase in the effective rate of interest pursuant to the Agreement. For the three-month period in 1997, the interest expense was calculated using an effective interest rate of 9.875%, and for the three-month period in 1996, the interest expense was calculated using an effective interest rate of 6.855%. Pursuant to the Agreement, during the second quarter of 1996, the interest expense calculation was adjusted to reflect the carryover (matured loan) rate of interest of 10.125%.

General and administrative expenses for the three months ended March 31, 1997 were $33,793, compared to $11,236 for the same period in 1996. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of SM7 Apartment Investors, Inc. in prior periods, were reimbursed to SM7 Apartment Investors, Inc. and its affiliates.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8- K were filed during the quarter ended March 31, 1997.




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


                                 S/M REAL ESTATE FUND VII, LTD.
                                 BY:  SM7 APARTMENT INVESTORS INC.
                                      General Partner



Date: May 14, 1997
                                 BY:  /s/ Kenneth L. Zakin
                                      --------------------
                               Name:  Kenneth L. Zakin
                              Title:  Director and President



Date: May 14, 1997
                                 BY:  /s/ Daniel M. Palmier
                                      ---------------------
                               Name:  Daniel M. Palmier
                              Title:  Vice President and
                                      Chief Financial Officer