Form 10-Q
period 1997-06-30
S/M REAL ESTATE FUND VII LTD/TX
filed 1997-08-14
CIK 709296

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
--- Act of 1934

                  For the Quarterly Period Ended June 30, 1997

                                       or

___Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934
                For the Transition period from ______  to ______


                        Commission File Number: 0-11779


                         S/M REAL ESTATE FUND VII, LTD.
                         -----------------------------
              Exact Name of Registrant as Specified in its Charter


Texas                                                       75-1845682
------                                                    --------------
State or Other Jurisdiction                  I.R.S. Employer Identification No.
of Incorporation or Organization




5520 LBJ Freeway, Suite 500, Dallas, Texas                      75240
------------------------------------------                     -------
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


Balance Sheets                          At June 30,            At December 31,
                                               1997                       1996
Assets
Real estate, at cost:
 Land                                      $962,216                    $962,216
 Building and improvements                7,638,103                   7,643,886
                                          8,600,319                   8,606,102
Less accumulated depreciation            (5,007,858)                 (4,827,620)
                                          3,592,461                   3,778,482
Cash and cash equivalents                   289,834                     362,932
Cash held in escrow                         130,868                     94,916
Restricted cash -
replacement reserve                          69,967                     78,345
Accounts receivable                           2,671                      2,186
Other assets                                 27,855                     12,171
    Total Assets                         $4,113,656                  $4,329,032

Liabilities and Partners' Deficit
Liabilities:
 First mortgage note payable            $ 5,768,682                  $5,797,795
 Second mortgage note payable
 (less unamortized discount
 based on imputed interest
 rate of 10.5% - $225,595)                  455,547                     451,748
Accounts payable:
 Trade                                        2,136                       1,730
 Affiliates                                  40,803                      40,664
 Accrued expenses and other liabilities     148,718                     132,209
    Total Liabilities                     6,415,886                   6,424,146
Partners' Deficit:
 General Partners                          (109,634)                   (107,563)
 Limited Partners
 (11,080 units outstanding)              (2,192,596)                 (1,987,551)
    Total Partners' Deficit              (2,302,230)                 (2,095,114)
    Total Liabilities and
    Partners' Deficit                    $4,113,656                 $ 4,329,032






Statement of Partners' Deficit
For the six months ended June 30, 1997

                                          General        Limited
                                         Partners       Partners          Total
Balance at December 31, 1996            $(107,563)   $(1,987,551)   $(2,095,114)
Net loss                                   (2,071)      (205,045)      (207,116)
Balance at June 30, 1997                $(109,634)   $(2,192,596)   $(2,302,230)



Statements of Operations
                                          Three months               Six months
                                        ended June 30,           ended June 30,

                                    1997         1996         1997         1996
Income
Rental                          $333,792     $333,216     $661,314     $652,973
Interest and other                 3,973        8,767        8,878       20,490
    Total Income                 337,765      341,983      670,192      673,463
Expenses
Property operating               157,603      167,110      315,859      332,188
Interest                         154,582      201,766      309,472      322,340
Depreciation                      93,011       93,614      186,021      186,296
General and administrative        32,163       13,342       65,956       24,578
  Total Expenses                 437,359      475,832      877,308      865,402
  Loss before extraordinary item
                                 (99,594)    (133,849)    (207,116)    (191,939)
Extraordinary Item
Gain on debt restructuring            --      284,961           --      284,961
    Total Gain                        --      284,961           --      284,961
    Net Income (Loss)           $(99,594)    $151,112    $(207,116)     $93,022
Net Income (Loss) Allocated:
To the General Partners            $(996)      $1,511      $(2,071)        $930
To the Limited Partners          (98,598)     149,601     (205,045)      92,092
                                $(99,594)    $151,112    $(207,116)     $93,022
Per limited partnership unit
(11,080 outstanding)
Net loss before
extraordinary item                $(8.90)     $(11.96)     $(18.51)     $(17.15)
Extraordinary item                    --        25.46           --        25.46
   Net Income (Loss)              $(8.90)      $13.50      $(18.51)       $8.31




Statements of Cash Flows
For the six months ended June 30,                             1997         1996
Cash Flows From Operating Activities:
Net income (loss)                                        $(207,116)     $93,022
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
  Depreciation                                             186,021      186,296
  Gain on debt restructuring                                    --     (284,961)
Increase (decrease) in cash arising from changes in
operating assets and liabilities:
  Cash held in escrow                                      (35,952)      36,435
  Restricted cash - replacement reserve                      8,378           --
  Accounts receivable                                         (485)        (648)
  Other assets                                             (15,684)     (18,269)
  Accounts payable                                             406      (20,341)
  Due to affiliates                                            139           --
  Accrued interest payable                                 (44,933)
  Accrued expenses and other liabilities                    16,509       79,039
Net cash provided by (used for) operating activities       (47,784)      25,640
Cash Flows From Financing Activities:
Payments of principal on first mortgage of note payable    (29,113)      (4,488)
Amortization of discount on second mortgage note payable     3,799           --
Additions to notes payable                                      --          583
Funding of loan reserves                                        --     (113,591)
Refinancing costs                                               --     (126,637)
Payment of interest payable                                     --     (300,000)
Net cash used for financing activities                     (25,314)    (544,133)
Net decrease in cash and cash equivalents                  (73,098)    (518,493)
Cash and cash equivalents, beginning of period             362,932      935,994
Cash and cash equivalents, end of period                  $289,834     $417,501
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                  $309,472     $366,690
Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated building improvements        $5,783       $9,535




Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with S/M Real Estate Fund VII, Ltd.'s (the
"Partnership") annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996, and the statement of partners' deficit for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1996, or the following material contingencies exist and require disclosure in this interim report per Regulation
S-X, Rule 10-01, Paragraph (a)(5).

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by SM7 Apartment
Investors Inc., a General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.


Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.


Liquidity and Capital Resources
The Partnership executed a modification and extension agreement
(the "Agreement") on May 30, 1996 with the lender of the mortgage secured by the Partnership's remaining property, Fifth
Avenue Apartments located in San Antonio, Texas (the
"Property"), to modify the mortgage and extend its maturity for five years. In accordance with the terms of the Agreement, the principal balance of the original mortgage totaling $5,830,000 bears interest at a reduced interest rate of 9.875%, in comparison to the prior rate of 10.125%, and the loan now matures on June 1, 2001 (the "New First Mortgage"). Under the terms of the New First Mortgage with the Federal National Mortgage Association (the "Lender"), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $52,464, which commenced on July 1, 1996 until maturity, at which time the entire outstanding principal balance is due.

The remaining balance of the loan, representing accrued interest in the amount of $1,281,142, was converted into a second mortgage which does not bear interest (the "New Second Mortgage"). Upon execution of the Agreement, the Partnership made a $300,000 payment to the Lender, at which time the Lender reduced the second mortgage indebtedness by $600,000, reducing the second mortgage balance to $681,142. The New Second Mortgage loan is non-interest bearing and is scheduled to be fully amortized over the five-year term and is prepayable at any time. Under the terms of the New Second Mortgage, payments of principal shall be made in consecutive monthly installments of $3,333 each, on or before the first day of every month, beginning July 1, 1996, and continuing through June 1, 1998. After that date, principal is payable in monthly installments of $5,000 each, on or before the first day of every month, beginning July 1, 1998 and continuing through June 1, 2000. After that date, principal is payable in monthly installments of $8,333 each, on or before the first day of every month, beginning July 1, 2000 and continuing regularly until maturity on June 1, 2001. The sum of the total monthly payments over the term of the loan will be equal to $300,000. Per the loan agreement, if $500,000 in principal payments have been received unconditionally and irrevocably by the Lender, the balance of $181,142 of unpaid principal of the New Second Mortgage shall be waived and forgiven by the Lender.

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

Cash and cash equivalents totaled $289,834 at June 30, 1997, compared to $362,932 at December 31, 1996. The $73,098 decrease is attributable to cash used for operating and financing activities.

Cash held in escrow increased from $94,916 at December 31, 1996 to $130,868 at June 30, 1997. The $35,952 increase is primarily attributable to escrow contributions and payments for insurance and real estate taxes.

Restricted cash - replacement reserve decreased to $69,967 at June 30, 1997, from $78,345 at December 31, 1996. The replacement reserve was established for the Partnership's Property, as required under the terms of the Agreement. The $8,378 decrease is primarily attributable to the release of replacement reserve funds to the Property, in accordance with the terms of the Agreement.

Other assets increased from $12,171 at December 31, 1996, to $27,855 at June 30, 1997. The increase is primarily due to the prepayment of 1997 and 1998 insurance, which was partially offset by the amortization of prepaid insurance for the first half of 1997.

Accounts payable totaled $42,939 at June 30, 1997, largely unchanged from $42,394 at December 31, 1996. Accrued expenses and other liabilities totaled $148,718 at June 30, 1997, compared to $132,209 at December 31, 1996. The increase is primarily attributable to higher administrative costs and real estate taxes, which were partially offset by lower legal and audit fees.

Results of Operations
Results of operations resulted in net losses of $99,594 and $207,116 for the three and six months ended June 30, 1997, respectively, compared to net income of $151,112 and $93,022, respectively, for the corresponding periods in 1996. The change from net income to net loss is primarily attributable to the Partnership realizing a gain for the 1996 periods as a result of the Agreement entered into with the Lender in the second quarter of 1996. Results of operations before the gain on debt restructuring resulted in net losses of $99,594 and $207,116 for the three and six months ended June 30, 1997, respectively, compared to net losses of $133,849 and $191,939, respectively, for the corresponding periods in 1996. The lower net loss for the three-month period is primarily attributable to lower property operating and interest expenses and, to a lesser extent, a decrease in interest and other income, which were partially offset by higher general and administrative expenses. The increased net loss for the six-month period is primarily attributable to an increase in general and administrative expenses, and, to a lesser extent, a decrease in interest and other income, which was partially offset by a slight increase in rental income and decreases in property operating and interest expenses.

Rental income at the Property totaled $333,792 and $661,314 for the three and six months ended June 30, 1997, respectively, compared to $333,216 and $652,973, respectively, for the corresponding periods in 1996. Occupancy at the Property averaged approximately 94% for the three and six months ended June 30, 1997, compared to approximately 96% and 94% for the three and six months ended June 30, 1996, respectively. The average rental income per occupied square foot at the Property was $8.33 and $8.29 for the three and six months ended June 30, 1997, respectively, compared to $8.24 and $8.21, respectively, for the corresponding periods in 1996.

Interest and other income totaled $3,973 and $8,878 for the three and six months ended June 30, 1997, respectively, compared to $8,767 and $20,490, respectively, for the corresponding periods in 1996. The decreases are primarily attributable to a lower average invested cash balance during 1997 as a result of payments made in connection with the Agreement during the second quarter of 1996.

Total expenses for the three and six months ended June 30, 1997, were $437,359 and $877,308, respectively, compared to $475,832 and $865,402, respectively, for the corresponding periods in 1996. The decrease for the three-month period is primarily due to lower property operating and interest expenses, which were partially offset by higher general and administrative expenses. The increase for the six-month period is primarily attributable to an increase in general and administrative expenses, which was partially offset by lower property operating and interest expenses.

Property operating expenses consisted primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three and six months ended June 30, 1997, totaled $157,603 and $315,859, respectively, compared to $167,110 and $332,188, respectively, for the corresponding periods in 1996. The decreases are primarily attributable to lower expenses in all areas other than real estate taxes in 1997.

Interest expense totaled $154,582 and $309,472 for the three and six months ended June 30, 1997, respectively, compared with $201,766 and $322,340, respectively, for the corresponding periods in 1996. The changes are primarily attributable to the difference in the calculation for financial statement purposes based upon Generally Accepted Accounting Principles ("GAAP") and, to a lesser extent, the modification of the loan terms, as previously discussed. The interest expense for 1997 was calculated using the modified interest rate of 9.875%, whereas for the periods in 1996, the interest expense was calculated using actual interest accrued for the first five months at the carryover (matured loan) rate of interest of 10.125%, and thereafter at the modified rate of 9.875%. The actual interest expense accrued and paid based upon interest pay rates for the six-month periods ended June 30, 1997 and 1996 were $309,472 and $366,690, respectively.

General and administrative expenses for the three and six months ended June 30, 1997, were $32,163 and $65,956, respectively, compared to $13,342 and $24,578, respectively, for the same periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of SM7 Apartment Investors, Inc. in prior periods, were reimbursable to SM7 Apartment Investors, Inc.
and its affiliates.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                        (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.





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



                         S/M REAL ESTATE FUND VII, LTD.


                    BY:  SM7 APARTMENT INVESTORS INC.
                         General Partner



Date: August 14, 1997    BY:  /s/ Mark J. Marcucci
                         Name:    Mark J. Marcucci
                         Title:   Director and President



Date: August 14, 1997    BY:  /s/Daniel M. Palmier
                         Name:   Daniel M. Palmier
                         Title:  Vice President and Chief Financial Officer