Form 10-Q
period 1997-09-30
S/M REAL ESTATE FUND VII LTD/TX
filed 1997-11-14
CIK 709296

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X      Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

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




Balance Sheets                              At September 30,  At December 31,
                                                       1997             1996
Assets
Real estate, at cost:
  Land                                            $   962,216    $   962,216
  Building and improvements                         7,638,103      7,643,886

                                                    8,600,319      8,606,102

  Less accumulated depreciation                    (5,100,794)    (4,827,620)

                                                    3,499,525      3,778,482

Cash and cash equivalents                             234,952        362,932
Cash held in escrow                                   184,763         94,916
Restricted cash - replacement reserve                  82,817         78,345
Accounts receivable                                     4,881          2,186
Other assets                                           19,499         12,171

     Total Assets                                 $ 4,026,437    $ 4,329,032

Liabilities and Partners' Deficit
Liabilities:
  First mortgage note payable                     $ 5,753,579    $ 5,797,795
  Second mortgage note payable (less
    unamortized discount based on imputed
    interest rate of 10.5% - $223,620)                457,523        451,748
  Accounts payable:
     Trade                                              8,409          1,730
     Affiliates                                        40,664         40,664
  Accrued expenses and other liabilities              195,621        132,209

     Total Liabilities                              6,455,796      6,424,146

Partners' Deficit:
  General Partners                                   (110,905)      (107,563)
  Limited Partners (11,080 units outstanding)      (2,318,454)    (1,987,551)

      Total Partners' Deficit                      (2,429,359)    (2,095,114)

      Total Liabilities and Partners' Deficit     $ 4,026,437    $ 4,329,032



Statement of Partners' Deficit
For the nine months ended September 30, 1997
                                        General        Limited
                                       Partners       Partners          Total
Balance at December 31, 1996         $ (107,563)  $ (1,987,551)  $ (2,095,114)
Net loss                                 (3,342)      (330,903)      (334,245)

Balance at September 30, 1997        $ (110,905)  $ (2,318,454)  $ (2,429,359)





Statements of Operations
                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                     1997        1996        1997        1996
Income
Rental                         $  318,885  $  335,393  $  980,199  $  988,366
Interest and other                  3,821       4,797      12,699      25,287

     Total Income                 322,706     340,190     992,898   1,013,653

Expenses
Property operating                179,346     171,765     495,205     503,953
Interest                          154,266     155,484     463,738     477,824
Depreciation                       92,936      93,011     278,957     279,307
General and administrative         23,287      14,091      89,243      38,669

      Total Expenses              449,835     434,351   1,327,143   1,299,753

Loss before extraordinary item   (127,129)    (94,161)   (334,245)   (286,100)

Extraordinary Item
Gain on debt restructuring              0           0           0     284,961

      Total Gain                        0           0           0     284,961

      Net Loss                 $ (127,129)  $ (94,161) $ (334,245) $   (1,139)

Net Loss Allocated:
To the General Partners        $   (1,271)  $    (941) $   (3,342) $      (11)
To the Limited Partners          (125,858)    (93,220)   (330,903)     (1,128)

                               $ (127,129)  $ (94,161) $ (334,245) $   (1,139)

Per limited partnership unit
(11,080 outstanding)
Net loss before
   extraordinary item            $ (11.36)    $ (8.41)   $ (29.86)   $ (25.56)
Extraordinary item                      0           0           0       25.46

     Net Loss                    $ (11.36)    $ (8.41)   $ (29.86)   $   (.10)




Statements of Cash Flows
For the nine months ended September 30,                   1997          1996

Cash Flows From Operating Activities:
Net loss                                            $ (334,245)    $  (1,139)
Adjustments to reconcile net loss to net cash
used for operating activities:
  Depreciation                                         278,957       279,307
  Gain on debt restructuring                                 0      (284,961)
  Decrease in cash arising from changes in
  operating assets and liabilities:
     Cash held in escrow                               (89,847)      (77,456)
     Restricted cash - replacement reserve              (4,472)      (65,970)
     Accounts receivable                                (2,695)       (1,189)
     Other assets                                       (7,328)          860
     Accounts payable                                    6,679       (23,653)
     Accrued interest payable                                0       (67,052)
     Accrued expenses and other liabilities             63,412       129,523

Net cash used for operating activities                 (89,539)     (111,730)

Cash Flows From Investing Activities:
Additions to real estate                                     0        (2,478)

Net cash used for investing activities                       0        (2,478)

Cash Flows From Financing Activities:
Payments of principal on first mortgage note payable (44,216) (18,176) Amortization of discount on second
 mortgage note payable                                   5,775         2,362
Refinancing costs                                            0      (114,517)
Payment of interest payable                                  0      (300,000)

Net cash used for financing activities                 (38,441)     (430,331)

Net decrease in cash and cash equivalents             (127,980)     (544,539)
Cash and cash equivalents, beginning of period         362,932       935,994

Cash and cash equivalents, end of period            $  234,952    $  391,455

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest            $  463,738    $  520,395

Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated
 building improvements                              $    5,783    $    9,535




Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with S/M Real Estate Fund VII, Ltd.'s (the "Partnership") annual 1996 audited financial statements within Form 10-K.

The unaudited interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the threeand nine-month periods ended September 30, 1997 and 1996, cash flows for the nine-month period ended September 30, 1997 and 1996, and the statement of partners' deficit for the nine-month period ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1996, or the following material contingencies exist and require disclosure in this interim report per Regulation S- X, Rule 10-01, Paragraph (a)(5).

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by SM7 Apartment Investors Inc., a General Partner, and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.




Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.

Liquidity and Capital Resources

The Partnership executed a modification and extension agreement (the "Modification Agreement") on May 30, 1996 with Federal National Mortgage Association (the "Lender"), the lender of the first mortgage secured by the Partnership's sole remaining property, the Fifth Avenue Apartments located in San Antonio, Texas (the "Property"). At the time the Modification Agreement was executed the first mortgage had an aggregate balance of $7,111,142, representing $5,830,000 in original principal and $1,281,142 in accrued interest. In accordance with the terms of the Modification Agreement, the balance of the first mortgage remained $5,830,000, the interest rate was reduced from 10.125% to 9.875%, and the first mortgage's maturity date was extended five years to June 1, 2001 (the "New First Mortgage"). Pursuant to the terms of the New First Mortgage, the Partnership is required to make fixed monthly payments of principal and interest the amount of $52,464.

As a condition of the New First Mortgage, the Partnership entered into a Replacement Reserve and Security Agreement (the "Replacement Agreement") with the Lender providing that, concurrently with the execution of the Replacement Agreement, the Partnership was required to deposit with the Lender the sum of $49,500 into a reserve account ("Replacement Reserve"). Per the terms of the Replacement Agreement, on each date that a regularly scheduled payment of principal or interest is due under the New First Mortgage, the Partnership deposits with the Lender the applicable monthly deposit of $4,125. On a quarterly basis, provided that no default exists under the Replacement Agreement, upon written request from the Partnership, the Lender shall disburse amounts from the Replacement Reserve necessary to reimburse the Partnership for the actual approved costs of replacements as determined by the Lender. The Replacement Reserve is reflected as "Restricted cash - replacement reserve" on the Partnership's balance sheets.

The accrued interest on the first mortgage in the amount of $1,281,142 was converted into a second mortgage which is coterminous with the New First Mortgage (the "New Second Mortgage"). Upon execution of the Modification Agreement, the Partnership made a $300,000 payment to the Lender, at which time the Lender reduced the New Second Mortgage balance to $681,142. The New Second Mortgage is non-interest bearing and is scheduled to be fully amortized over the five-year term and is prepayable at any time. Under the terms of the New Second Mortgage, payments of principal, in monthly installments of $3,333 are due on the first day of every month, commencing on July 1, 1996, and continuing through June 1, 1998. After that date, principal is payable in monthly installments of $5,000 on the first day of every month, beginning July 1, 1998 and continuing through June 1, 2000. After that date, principal is payable in monthly installments of $8,333 on the first day of every month, beginning
July 1, 2000 and continuing until maturity on June 1, 2001. The sum of the total minimum monthly payments over the term of the New Second Mortgage is $300,000. Pursuant to the Modification Agreement, if $500,000 in principal payments have been received unconditionally and irrevocably by the Lender, the New Second Mortgage's remaining unpaid principal in the amount $181,142 of unpaid principal will be forgiven by the Lender.

It is anticipated that the Partnership will operate at a cash flow deficit during 1997 in light of capital replacement reserve requirements at the Property and general and administrative expenses of the Partnership. It is expected that cash flow deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

Cash and cash equivalents totaled $234,952 at September 30, 1997, compared to $362,932 at December 31, 1996. The $127,980 decrease is attributable to cash used for operating and financing activities.

Cash held in escrow increased from $94,916 at December 31, 1996 to $184,763 at September 30, 1997. The $89,847 increase is primarily attributable to escrow contributions and payments for insurance and real estate taxes.

Restricted cash - replacement reserve increased to $82,817 at September 30, 1997, from $78,345 at December 31, 1996. The $4,472 increase is primarily attributable to contributions to the replacement reserve, which were partially offset by the release of replacement reserve funds to the Property, in accordance with the terms of the Modification Agreement.

Other assets increased from $12,171 at December 31, 1996, to $19,499 at September 30, 1997. The increase is primarily due to the prepayment of 1997 and 1998 insurance, which was partially offset by the amortization of prepaid insurance for the 1997 period.

Accounts payable totaled $49,073 at September 30, 1997, compared to $42,394 at December 31, 1996. The increase is due primarily to the timing of payments. Accrued expenses and other liabilities totaled $195,621 at September 30, 1997, compared to $132,209 at December 31, 1996. The increase is primarily attributable to higher real estate taxes and administrative costs, which were partially offset by lower legal fees.

Results of Operations

Results of operations resulted in net losses of $127,129 and $334,245 for the three- and nine-month periods ended September 30, 1997, respectively, compared to net losses of $94,161 and $1,139, respectively, for the corresponding periods in 1996. The higher net loss for the three-month period is primarily attributable to a decrease in rental and interest and other income, and an increase in property operating and general and administrative expenses. The higher net loss for the nine- month period is primarily attributable to the Partnership realizing a gain for the 1996 period as a result of the Modification Agreement entered into with the Lender in the second quarter of 1996. Results of operations before the gain on debt restructuring resulted in a net loss of $334,245 for the nine months ended September 30, 1997, compared to a net loss of $286,100 for the corresponding period in 1996. The increased net loss for the nine-month period is primarily attributable to an increase in general and administrative expenses and a decrease in rental and interest and other income, which was partially offset by a slight decrease in property operating and interest expenses.

Rental income at the Property totaled $318,885 and $980,199 for the three- and nine-month periods ended September 30, 1997, respectively, compared to $335,393 and $988,366, respectively, for the corresponding periods in 1996. Occupancy at the Property averaged approximately 94% for the three- and nine- month periods ended September 30, 1997, compared to approximately 96% and 95% for the three- and nine-month periods ended September 30, 1996. The average rental income per occupied square foot at the Property was $7.81 and $8.13 for the three- and nine-month periods ended September 30, 1997, respectively, compared to $8.17 and $8.19, respectively, for the corresponding periods in 1996.

Interest and other income totaled $3,821 and $12,699 for the three- and nine-month periods ended September 30, 1997, respectively, compared to $4,797 and $25,287, respectively, for the corresponding periods in 1996. The decreases are primarily attributable to a lower average invested cash balance during 1997 as a result of payments made in connection with the Modification Agreement during the second quarter of 1996.

Total expenses for the three- and nine-month periods ended September 30, 1997, were $449,835 and $1,327,143, respectively, compared to $434,351 and $1,299,753, respectively, for the corresponding periods in 1996. The increase for the three- month period is primarily due to higher property operating and higher general and administrative expenses, which were partially offset by lower interest and depreciation expenses. The increase for the nine-month period is primarily attributable to an increase in general and administrative expenses, which was partially offset by lower property operating, interest and depreciation expenses.

Property operating expenses consisted primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three- and nine-month periods ended September 30, 1997 totaled $179,346 and $495,205, respectively, compared to $171,765 and $503,953, respectively, for the corresponding periods in 1996. The increase for the three-month period is primarily attributable to higher advertising and repairs and maintenance costs. The decrease for the nine-month period is primarily attributable to lower expenses in all areas other than real estate taxes in 1997.

Interest expense totaled $154,266 and $463,738 for the three- and nine-month periods ended September 30, 1997, respectively, compared with $155,484 and $477,824, respectively, for the corresponding periods in 1996. The changes are primarily attributable to the Modification Agreement, as discussed above.

General and administrative expenses for the three- and nine- month periods ended September 30, 1997, were $23,287 and $89,243, respectively, compared to $14,091 and $38,669, respectively, for the same periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of SM7 Apartment Investors, Inc. in prior periods, were reimbursable to SM7 Apartment Investors, Inc. and its affiliates.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.




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



                         S/M REAL ESTATE FUND VII, LTD.

                         BY:  SM7 APARTMENT INVESTORS INC.
                              General Partner



Date:  November 14, 1997

                         BY:  /s/Jeffrey C. Carter
                       Name:  Jeffrey C. Carter
                      Title:  Director and President


Date:  November 14, 1997

                         BY:  /s/Timothy E. Needham
                       Name:  Timothy E. Needham
                      Title:  Vice President and Chief
                              Financial Officer