Form 10-K
period 1997-12-31
S/M REAL ESTATE FUND VII LTD/TX
filed 1998-03-30
CIK 709296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                        Commission file number:  0-11779


                         S/M REAL ESTATE FUND VII, LTD.
             (formerly Shearson-Murray Real Estate Fund VII, Ltd.)
              Exact name of registrant as specified in its charter


           Texas                                         75-1845682
           -----                                         ----------
  State or other jurisdiction of
        incorporation                      I.R.S. Employer Identification No.

5520 LBJ Freeway, Suite 500, Dallas, Texas                  75240
------------------------------------------                  -----
Address of principal executive offices                     zip code


Registrant's telephone number, including area code: (214) 404-7100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                         LIMITED PARTNERSHIP INTERESTS
                         -----------------------------
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X      No
                             ---

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

Documents Incorporated by Reference: Prospectus dated June 10, 1983, contained in Amendment No. 3 to Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on June 10, 1983. (Parts I, II, III & IV).



                                     PART I

Item 1.  Business

S/M Real Estate Fund VII, Ltd. (the "Partnership"), formerly Shearson- Murray Real Estate Fund VII, Ltd., was formed November 4, 1982 to acquire existing garden apartment complexes. The general partners of the Partnership are SM7 Apartment Investors Inc., a Texas corporation ("SM7"), (formerly Shearson Apartment Investors XIV, Inc.), Murray Realty Investors VII, Inc. a Texas corporation ("Murray") and Crozier Partners VII, Ltd., a Texas limited partnership ("Crozier"). SM7, Murray and Crozier are hereinafter referred to collectively as the "General Partners." See Item 10. "Directors and Executive Officers of the Registrant."

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

Adverse market conditions continued to hamper the ability of the Properties to generate sufficient cash flow to meet debt service payments and operating expenses. Given the diminishing balance of the Partnership's cash and the capital improvement requirements at Rockcreek, in April 1989, the General Partners commenced renegotiations and suspended debt service payments on the mortgages secured by both Rockcreek and Fifth Avenue. The objective of these negotiations was to reduce the debt service payments required under the mortgage notes to a level that could be paid out of cash flow generated by the Properties. Under the terms of these loan agreements, non-payment of debt service represented an event of default.

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

The General Partners commenced discussions in 1995 with the lender of the mortgage secured by Fifth Avenue as a result of the scheduled debt maturity on December 31, 1995. Such discussions continued past the December 31, 1995 maturity date, and on May 30, 1996, the General Partners of the Partnership executed a modification and extension agreement (the "Modification Agreement") with the lender, to modify the mortgage and extend its maturity for five years. Details of the Modification Agreement are incorporated by reference to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 "Mortgage Notes Payable" of the Notes to the Financial Statements contained herein.

Competition
-----------
Fifth Avenue competes for tenants with other apartment complexes in San Antonio. When evaluating a particular location to lease, a tenant may consider many factors, including, but not limited to, space availability, rental rates, lease terms, access, parking, quality of construction and quality of management. While the General Partners believe that Fifth Avenue is generally competitive in these factors, there can be no assurance that, in the view of a prospective tenant, other properties may not be more attractive.

Fifth Avenue directly competes with the following seven apartment complexes:

                           Number of      Percent Occupied at
       Property              Units*        December 15, 1997*
       --------            ---------      -------------------
          1                    185                94%
          2                    688                96%
          3                    265                94%
          4                    248                92%
          5                    273                unavailable
          6                    253                90%
          7                    300                96%

  * This information has been obtained from sources believed to be reliable by the Partnership, but the Partnership has not verified the accuracy of such information.

Employees
---------
The Partnership has no employees. The Partnership's Property is managed by Anterra Management Corporation which provides certain administrative and management services. See Item 13. "Certain Relationships and Related Transactions."


Item 2.   Properties

As of December 31, 1997, the Partnership owned Fifth Avenue Apartments, a 198-unit apartment complex located in San Antonio, Texas and situated on approximately 8.45 acres with 169,270 square feet of net leasable space. Occupancy at Fifth Avenue Apartments averaged 95% and 94% for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, Fifth Avenue Apartments was 95% and 92% occupied, respectively.


Item 3.   Legal Proceedings

There are no material pending legal proceedings to which the General Partners or the Partnership is a party or to which its property is subject.


Item 4.   Submission of Matters to a Vote of Security Holders

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

At December 31, 1997, there were 1,053 Limited Partners of record, owning an aggregate of 11,080 Units.

There have been no cash distributions to the Limited Partners since inception of the Partnership.


Item 6.   Selected Financial Data
(dollars in thousands except per interest data)

For the years ended December 31,
                             1997(1)   1996(1)   1995(1)   1994(1)    1993(2)

Income                    $ 1,327   $ 1,341   $ 1,358   $ 1,361    $ 3,116

Loss Before Gain on Sale
of Real Estate and
Extraordinary Item           (417)     (365)     (270)     (262)      (820)

Net Income (Loss)            (417)     (139)     (270)     (262)     1,723

Net Income (Loss) per
Limited Partnership
Interest (3)               (37.28)   (12.43)   (24.12)   (23.45)    144.45

Total Assets
at Year-End                 3,942     4,329     5,213     5,543      6,028

Total Mortgage Notes
Payable at Year-End         6,198     6,250     6,381     6,381      6,381


(1) Results for the years ended December 31, 1997, 1996, 1995 and 1994 solely reflect operations of Fifth Avenue as Rockcreek was sold in December 1993.

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

It is anticipated that the Partnership will operate at a cash flow deficit during 1998 in light of capital replacement reserve requirements at the Property and general and administrative expenses of the Partnership. It is expected that cash flow deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

Cash and cash equivalents totaled $209,924 at December 31, 1997, compared to $362,932 at December 31, 1996. The $153,008 decrease is primarily attributable to cash used for operating and financing activities.

Cash held in escrow increased from $94,916 at December 31, 1996 to $201,966 at December 31, 1997. The $107,050 increase is primarily attributable to escrow contributions for insurance and real estate taxes exceeding payments for insurance.

Restricted cash - replacement reserve increased to $88,004 at December 31, 1997, from $78,345 at December 31, 1996. The $9,659 increase is primarily attributable to contributions to the replacement reserve, which were partially offset by the release of replacement reserve funds to the Property, in accordance with the terms of the Modification Agreement.

Other assets increased from $12,171 at December 31, 1996, to $13,928 at December 31, 1997. The increase is primarily due to the prepayment of 1997 and 1998 insurance, which was partially offset by the amortization of prepaid insurance for the 1997 period.

Accounts receivable totaled $1,987 at December 31, 1997 compared to $2,186 at December 31, 1996. The decrease is primarily attributable to the timing of tenant rental receipts. Accounts payable totaled $46,478 at December 31, 1997, compared to $42,394 at December 31, 1996. The increase is primarily attributable to the timing of payments associated with repairs and maintenance for apartment preparation and replacements.

Accrued expenses and other liabilities totaled $210,422 at December 31, 1997 compared to $132,209 at December 31, 1996. The change is primarily attributable to the timing of payments for real estate taxes, administrative costs, audit fees and legal fees.

Results of Operations

1997 versus 1996
Results of operations resulted in a net loss of $417,257 for the year ended December 31, 1997 compared to a net loss of $139,137 for the year ended December 31, 1996. The higher net loss for the 1997 period is primarily attributable to the Partnership realizing an extraordinary gain of $226,111 for the 1996 period as a result of the Modification Agreement entered into with the Lender in the second quarter of 1996. Results of operations before the extraordinary gain resulted in a net loss of $365,248 for the year ended December 31, 1996. The increased loss before extraordinary item from 1996 to 1997 is primarily attributable to an increase in general and administrative expenses.

Rental income at the Property totaled $1,310,235 for the year ended
December 31, 1997, largely unchanged from $1,311,406 for the year ended December 31, 1996. Occupancy at the Property averaged approximately 95% during 1997, compared to 94% during 1996. The average rental income per occupied square foot at the Property was $8.20 in 1997, compared to $8.21 in 1996. At December 31, 1997, the Property was 95% occupied.

Interest and other income totaled $16,888 for the year ended December 31, 1997 compared $29,985 for the year ended December 31, 1996. The decrease is primarily attributable to a lower average invested cash balance during 1997 as a result of payments made in connection with the Modification Agreement during the second quarter of 1996.

Total expenses for the year ended December 31, 1997 were $1,744,380 compared to $1,706,639 for the year ended December 31, 1996. The increase is due to higher general and administrative, interest and depreciation expenses, which were partially offset by lower property operating expenses.

Property operating expenses consisted primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the year ended December 31, 1997 were $632,243 compared to $670,974 for the year ended December 31, 1996. The decrease is primarily attributable to lower expenses in 1997 in all areas other than utilities and other non-capital expenditures.

Interest expense totaled $617,680 for the year ended December 31, 1997 compared with $612,738 for the year ended December 31, 1996. The change is primarily attributable to the Modification Agreement, as discussed above.

General and administrative expenses for the year ended December 31, 1997 were $116,963 compared to $50,610 for the year ended December 31, 1996. Effective January 1, 1997, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of SM7 Apartment Investors, Inc. in prior periods, were reimbursable to SM7 Apartment Investors, Inc. and its affiliates.

1996 versus 1995
Results of operations resulted in a net loss of $139,137 for the year ended December 31, 1996 compared to a net loss of $269,960 for the year ended December 31, 1995. The decreased net loss is primarily attributable to the $226,111 extraordinary gain realized as a result of the debt restructuring. Excluding this extraordinary gain, the Partnership generated a loss of $365,248 for the year ended December 31, 1996.

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


Item 8.       Financial Statements and Supplementary Data

The following financial statements are filed as part of this report:

                                                            Page Number

      Independent Auditors' Report                            F-1

      Balance Sheets - At December 31, 1997 and 1996          F-2

      Statements of Partners' Deficit - For the years
       ended December 31, 1997, 1996 and 1995                 F-2

      Statements of Operations - For the years ended
       December 31, 1997, 1996 and 1995                       F-3

      Statements of Cash Flows - For the years ended
       December 31, 1997, 1996 and 1995                       F-4

      Notes to the Financial Statements                       F-5

      Schedule III - Real Estate and Accumulated
       Depreciation                                           F-10


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Murray Realty Investors VII, Inc., a Texas corporation, SM7 Apartment Investors Inc., a Texas corporation, and Crozier Partners VII, Ltd., a Texas limited partnership, are the General Partners of the Partnership. Anterra Property Investors VII, Inc. is the general partner of Crozier Partners VII, Ltd. The following is a summary of certain information concerning the directors and executive officers of Anterra Property Investors VII, Inc., Murray Realty Investors VII, Inc. and SM7 Apartment Investors Inc., as of December 31, 1997.

Anterra Property Investors VII, Inc.,
general partner of Crozier Partners VII, Ltd.
---------------------------------------------
The directors and senior officers of Anterra Property Investors VII, Inc. at December 31, 1997 were as follows:

Richard E. Hoffmann, 43, President, Treasurer and Director. For more than five years prior to July 15, 1990, Mr. Hoffmann was a Vice President and Treasurer of Murray Properties Company and various other affiliate corporations. He resigned his position with substantially all of these corporations on July 15, 1990. Mr. Hoffmann was elected Senior Vice President, Treasurer and Director of Anterra Realty Corporation in June of 1990 and was elected President of Anterra Realty Corporation in July of 1994. He is Senior Vice President and Director of Anterra Management Corporation and President, Treasurer and Director of all other subsidiary corporations of Anterra Realty Corporation including Anterra Property Investors VII, Inc. Mr. Hoffmann received a Master of Business Administration degree from the University of Texas at Austin in 1979 and a B.S. from Tulane University in 1977. He is a Certified Public Accountant.

Lynn D. Maynard, 45, Executive Vice President and Director. For more than five years prior to December 26, 1989, Ms. Maynard was an officer of Murray Properties Company and its affiliates. She was elected Vice President of Murray Properties Company and Murray Realty Investors, Inc. in December of 1986. Ms. Maynard resigned her positions with substantially all Murray Properties Company affiliates on December 26, 1989. Ms. Maynard became Senior Vice President and Director of Anterra Realty Corporation in November 1989 and is President and Director of Anterra Management Corporation and Executive Vice President and Director of all other subsidiary corporations including Anterra Property Investors VII, Inc. Ms. Maynard holds a Bachelor of Science Degree in Accounting from the University of Texas at Dallas and is a Certified Public Accountant. She is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Dallas Chapter of Certified Public Accountants.

Murray Realty Investors VII, Inc., Corporate General Partner
------------------------------------------------------------
The directors and senior officers of Murray Realty Investors VII, Inc. at December 31, 1997 were as follows:

Fulton Murray, 57, President and Chairman of the Board. Mr. Murray has been Chairman of the Board and Chief Executive Officer of Murray Properties Company and Murray Financial Corporation for more than five years prior to the date of this report. In addition, he is a director or officer of substantially all affiliates of Murray Properties Company. His family, or trusts for their benefit, own approximately 64% of the outstanding stock of Murray Financial Corporation, which is the parent corporation of Murray Properties Company and most of its affiliates. He holds a Bachelor of Business Administration degree in Finance from Southern Methodist University.

Charles W. Karlen, 62, Vice President. Mr. Karlen is Senior Vice President and Treasurer of Murray Financial Corporation. Prior to joining the Murray Organization in 1971, he was employed by Peat Marwick Mitchell & Co., a public accounting firm. Mr. Karlen is a Certified Public Accountant and holds a Bachelor of Business Administration degree in Accounting from the University of North Texas.

SM7 Apartment Investors Inc., Corporate General Partner
-------------------------------------------------------
The directors and executive officers of SM7 Apartment Investors Inc. at December 31, 1997 were as follows:

Jeffrey C. Carter, 52, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Rocco F. Andriola, 39, is a Managing Director of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Timothy E. Needham, 29, is an Assistant Vice President of Lehman Brothers Inc. and assists in the management of commercial real estate in the Diversified Asset Group. Mr. Needham joined Lehman in September 1995. Prior to joining Lehman, Mr. Needham was a consultant with KPMG Peat Marwick LLP in the Banking and Investment Services Group from 1994-1995. Mr. Needham received his master's degree in international management from the American Graduate School of International Management in December 1993. In addition, Mr. Needham is currently a candidate for the designation of Chartered Financial Analyst.

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


Item 11.  Executive Compensation

The Partnership has not paid and does not propose to pay any cash compensation, bonuses or deferred compensation, compensation pursuant to retirement or other plans, or other compensation to the officers, directors, or partners of the General Partners. During the operational and, in the event the Partnership is liquidated, the liquidation stages of the Partnership, the General Partners and their affiliates may receive various fees and distributions. See Item 13. "Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their affiliates during the year ended December 31, 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

  (a)  Beneficial owners of 5% or more of Registrant's Securities

                                          Amount and
                                          Nature of
                                          Beneficial          Percent
  Title of Class     Beneficial Owner     Ownership          of Class
  --------------     ----------------     ---------          --------
Limited Partnership  Naomi Ruth              600               5.4%
Interest, $1,000     Wilden Trust     (owned beneficially
per Interest         130 E. Main St.,    and of record)
                     #299
                     Medford, OR 97501-6004

(b) No general partner or any officer or director of a general partner beneficially owned or owned of record directly or indirectly any Interests as of December 31, 1997.


Item 13.  Certain Relationships and Related Transactions

(a) During the years ended December 31, 1997, 1996 and 1995, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property management fees, in the amounts of $1,262, $7,132 and $8,024, respectively.

     On January 1, 1990, Murray Management Corporation subcontracted Anterra Management Corporation to provide certain administrative and management services with respect to the Partnership and its Properties. Anterra Management Corporation is a real estate related service company formed by former executive officers of Murray and its affiliates, and earned property management fees of $52,420, $55,489 and $65,378 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of SM7 Apartment Investors Inc. had voluntarily absorbed these expenses.

     (b)  None.

     (c)  No management person is indebted to the Partnership.

     (d)  Not applicable.



                                    PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

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


                         S/M REAL ESTATE FUND VII, LTD.

                    BY:  SM7 APARTMENT INVESTORS INC.
                         A General Partner





Date:  March 27, 1998

                    BY:  /s/ Jeffrey C. Carter
                         ---------------------
                         Jeffrey C. Carter
                         Director and President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following members of the Board of Directors and officers of SM7 Apartment Investors Inc., a corporate general partner of the registrant, on behalf of the Registrant in the capacities and on the dates indicated.






Date:  March 27, 1998

                    BY:  /s/ Jeffrey C. Carter
                         ---------------------
                         Jeffrey C. Carter
                         Director and President


Date:  March 27, 1998

                    BY:  /s/ Rocco F. Andriola
                         ---------------------
                         Rocco F. Andriola
                         Director


Date:  March 27, 1998

                    BY:  /s/ Timothy E. Needham
                         ----------------------
                         Timothy E. Needham
                         Vice President and Chief Financial Officer


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



                         BY:  CROZIER PARTNERS VII, LTD.
                              A general partner

                         BY:  ANTERRA PROPERTY INVESTORS VII, INC.,
                              General Partner of Crozier Partners VII, Ltd.




Date:  March 27, 1998    BY:  /s/ Richard E. Hoffman
                              ----------------------
                              Richard E. Hoffman
                              President, Director and Treasurer




Date:  March 27, 1998    BY:  /s/ Lynn D. Maynard
                              -------------------
                              Lynn D. Maynard
                              Executive Vice President and
                              Director

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



                         MURRAY REALTY INVESTORS VII, INC.
                         A General Partner



Date:  March 27, 1998    BY:  /s/ Fulton Murray
                              -----------------
                              Fulton Murray
                              President and Chairman of the Board


Date:  March 27, 1998    BY:  /s/ Charles W. Karlen
                              ---------------------
                              Charles W. Karlen
                              Vice President



                          Independent Auditors' Report


The Partners
S/M Real Estate Fund VII, Ltd.:

We have audited the financial statements of S/M Real Estate Fund VII, Ltd. (a Texas Limited Partnership), as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial
statement schedule as listed in the accompanying index.   These financial
statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S/M Real Estate Fund VII, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG PEAT MARWICK LLP

Boston, Massachusetts
February 3, 1998



Balance Sheets                           At December 31,      At December 31,
                                                   1997                 1996
Assets
Real estate, at cost:
  Land                                      $   962,216          $   962,216
  Buildings and improvements                  7,663,486            7,643,886
                                            -----------          -----------
                                              8,625,702            8,606,102
  Less accumulated depreciation              (5,199,331)          (4,827,620)
                                            -----------          -----------
                                              3,426,371            3,778,482

Cash and cash equivalents                       209,924              362,932
Cash held in escrow                             201,966               94,916
Restricted cash - replacement reserve            88,004               78,345
Accounts receivable                               1,987                2,186
Other assets                                     13,928               12,171
                                            -----------          -----------
  Total Assets                              $ 3,942,180          $ 4,329,032
                                            ===========          ===========
Liabilities and Partners' Deficit
Liabilities:
  First mortgage note payable               $ 5,738,101          $ 5,797,795
  Second mortgage note payable (less
    unamortized discount based on imputed
    interest rate of 10.5% - $221,592)          459,550              451,748
  Accounts payable:
    Trade                                         5,814                1,730
    Affiliates                                   40,664               40,664
    Accrued expenses and other liabilities      210,422              132,209
                                            -----------          -----------
    Total Liabilities                         6,454,551            6,424,146
                                            -----------          -----------
Partners' Deficit:
 General Partners                              (111,736)            (107,563)
 Limited Partners
   (11,080 units outstanding)                (2,400,635)          (1,987,551)
                                            -----------          -----------
  Total Partners' Deficit                    (2,512,371)          (2,095,114)
                                            -----------          -----------
  Total Liabilities and Partners' Deficit   $ 3,942,180          $ 4,329,032
                                            ===========          ===========


Statements of Partners' Deficit
For the years ended December 31, 1997, 1996 and 1995

                                      General         Limited
                                     Partners        Partners           Total
Balance at December 31, 1994       $ (103,472)   $ (1,582,545)   $ (1,686,017)
Net Loss                               (2,700)       (267,260)       (269,960)
Balance at December 31, 1995       $ (106,172)   $ (1,849,805)   $ (1,955,977)
Net Loss                               (1,391)       (137,746)       (139,137)
Balance at December 31, 1996       $ (107,563)   $ (1,987,551)   $ (2,095,114)
Net Loss                               (4,173)       (413,084)       (417,257)
                                   ----------    ------------    ------------
Balance at December 31, 1997       $ (111,736)   $ (2,400,635)   $ (2,512,371)
                                   ==========    ============    ============



Statements of Operations

For the years ended December 31,         1997            1996            1995
Income
Rental                            $ 1,310,235     $ 1,311,406     $ 1,307,901
Interest and other                     16,888          29,985          50,060
                                  -----------     -----------     -----------
  Total Income                      1,327,123       1,341,391       1,357,961
                                  -----------     -----------     -----------
Expenses
Property operating                    632,243         670,974         710,198
Interest                              617,680         612,738         483,528
Depreciation and amortization         377,494         372,317         373,443
General and administrative            116,963          50,610          60,752
                                  -----------     -----------     -----------
  Total Expenses                    1,744,380       1,706,639       1,627,921
                                  -----------     -----------     -----------
  Loss before extraordinary item     (417,257)       (365,248)       (269,960)
                                  -----------     -----------     -----------
Extraordinary Item
Gain on debt restructuring                 _          226,111               _
                                  -----------     -----------     -----------
  Net Loss                        $  (417,257)    $  (139,137)    $  (269,960)
                                  ===========     ===========     ===========
Net Loss Allocated:
  To the General Partners         $   (4,173)     $    (1,391)    $    (2,700)
  To the Limited Partners           (413,084)        (137,746)       (267,260)
                                  ----------      -----------     -----------
                                  $ (417,257)     $  (139,137)    $  (269,960)
                                  ==========      ===========     ===========
Per Limited Partnership Unit
(11,080 outstanding)
Net loss before extraordinary item   $(37.28)         $(32.63)        $(24.12)
Extraordinary item                         _            20.20               _
                                     -------          -------         -------
Net Loss                             $(37.28)         $(12.43)        $(24.12)
                                     =======          =======         =======


Statements of Cash Flows
For the years ended December 31,        1997             1996            1995
Cash Flows From Operating Activities:
Net Loss                           $(417,257)       $(139,137)      $(269,960)
Adjustments to reconcile net loss
to net cash provided by (used for)
operating activities:
  Depreciation and amortization      377,494          372,317          373,443
  Extraordinary gain on debt
    restructuring                          _         (226,111)               _
  Increase (decrease) in cash arising
  from changes in operating assets
  and liabilities:
    Cash held in escrow             (107,050)          10,985          (13,046)
    Accounts receivable                  199           (1,385)          11,500
    Other assets                      (1,757)           9,989            8,402
    Accounts payable                   4,084          (23,409)          22,375
    Accrued interest payable               _          (67,052)         (54,543)
    Accrued expenses and other
    liabilities                       78,213           22,811          (27,704)

Net cash provided by (used for)
   operating activities              (66,074)         (40,992)          50,467

Cash Flows From Investing Activities:

Restricted cash - replacement reserve (9,659)         (78,345)               _
Additions to real estate             (25,383)          (2,478)         (47,897)
Net cash used for investing
 activities                          (35,042)         (80,823)         (47,897)
Cash Flows From Financing Activities:
Payments of principal on first
mortgage note payable                (59,694)         (32,205)               _
Amortization of discount on second
mortgage note payable                  7,802            4,188                _
Refinancing costs                          _         (123,230)               _
Payment of interest payable                _         (300,000)               _

Net cash used for financing
    activities                       (51,892)        (451,247)               _
Net increase (decrease) in cash
    and cash equivalents            (153,008)        (573,062)           2,570

Cash and cash equivalents,
    beginning of year                362,932          935,994          933,424

Cash and cash equivalents,
    end of year                    $ 209,924        $ 362,932        $ 935,994

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year
  for interest                     $ 569,878        $ 908,550        $ 538,071

Supplemental Disclosure of Non-Cash Investing Activities:

Write-off of fully depreciated
  building improvements            $   5,783        $   9,535        $       _

Supplemental Disclosure of Non-Cash Financing Activities:

Refinancing costs funded through
     accrued expenses              $       _        $  50,137        $       _




Notes to the Financial Statements
December 31, 1997, 1996 and 1995

1. Organization

S/M Real Estate Fund VII, Ltd. (the "Partnership") (see below) was organized on November 4, 1982 pursuant to the filing of a Certificate of Limited Partnership with the Secretary of State of the State of Texas. The Partnership was formed for the purpose of acquiring existing garden style apartment complexes. The general partners of the Partnership are SM7 Apartment Investors Inc. (see below), a Texas corporation and affiliate of Lehman Brothers Inc. ("Lehman"), Murray Realty Investors VII, Inc., a Texas corporation ("Murray") and Crozier Partners VII, Ltd., a Texas limited partnership (collectively referred to as the "General Partners"). The Partnership will continue until January 31, 2012, unless sooner terminated in accordance with the terms of the Partnership Agreement.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective January 13, 1994, Shearson Apartment Investors XIV, Inc., a General Partner, changed its name to SM7 Apartment Investors Inc. to delete any references to "Shearson." In addition, effective February 15, 1994, the Partnership's name was changed from Shearson-Murray Real Estate Fund VII, Ltd. to S/M Real Estate Fund VII, Ltd.

2. Liquidity

It is anticipated that the Partnership will operate at a cash flow deficit during 1998 in light of capital replacement reserve requirements at the Partnership's property and general and administrative expenses of the Partnership. It is expected that cash flow deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

3. Significant Accounting Policies

Basis of Accounting
-------------------
The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Income is recognized as earned and expenses are recorded as obligations are incurred.

Real Estate Investment
----------------------
The real estate investment, which consists of land, apartment buildings, building improvements and furniture, fixtures and equipment, is recorded at cost less accumulated depreciation. Cost includes the initial purchase price of the property plus acquisition costs. Depreciation is computed using the straight-line method based on estimated useful lives of the related assets ranging from three to twenty-one years.

Impairment of Long-Lived Assets
-------------------------------
Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), requires the Partnership to assess its real estate investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. Recoverability of real estate to be held and used is measured by a comparison of the carrying amount of the real estate to future net cash flows (undiscounted and without interest) expected to be generated by the real estate. If the real estate is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the real estate exceeds the fair value of the real estate.

Lease Revenue
-------------
The Partnership has determined that all leases associated with the rental of space at the investment property are operating leases. Leases on the Partnership's property typically have a term of one year or less.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents consist of short-term highly liquid investments which have maturities of three months or less from the date of issuance. The carrying value approximates fair value because of the short maturity of these instruments.

Income Taxes
------------
The Partnership distributes all profits, losses and other taxable items to the individual partners. No provision for income taxes is made in the financial statements of the Partnership since the liability for such taxes is that of the partners rather than the Partnership.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------
Net income (loss) per limited partnership unit is based upon the limited partnership interests outstanding at year-end and the net income (loss) allocated to the limited partners (the "Limited Partners").

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------
Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

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

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform to the current year's presentation.

4. Partnership Agreement

Pursuant to the terms of the Partnership Agreement, all items of income, gain, loss, deduction and credit are generally allocated 1% to Crozier Partners VII, Ltd. and 99% to the Limited Partners except that: (a) first, income and net gain shall be allocated to the General Partners and the Limited Partners pro rata based on and to the extent of their respective deficit balances in their capital accounts in an amount sufficient to cause the aggregate deficits in the Partners' capital accounts to not exceed the Minimum Gain (as defined), (b) net gain shall then be allocated: (i) to the Limited Partners in an amount sufficient to cause each Limited Partner's capital account to equal its unreturned Original Invested Capital plus any unpaid Preferred Return (as defined); and (ii) then, to the Limited Partners and the General Partners in the proportion between them of 85% to the Limited Partners and 15% to the General Partners.

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

5. Real Estate Investments

Fifth Avenue Apartments
-----------------------
On July 29, 1983, the Partnership acquired Fifth Avenue Apartments ("Fifth Avenue"), a 198-unit apartment complex located in San Antonio, Texas. As of December 31, 1997 and 1996, Fifth Avenue was 95% and 92% occupied, respectively.

Rockcreek Apartments
--------------------
On August 31, 1983, the Partnership acquired Rockcreek Apartments
("Rockcreek"), a 314-unit apartment complex located in Austin, Texas.

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

6. Mortgage Notes Payable

In 1995, the General Partners had commenced discussions with Federal National Mortgage Association (the "Lender"), the lender of the first mortgage loan secured by Fifth Avenue, as a result of the scheduled maturity of the loan on December 31, 1995. Such discussions continued past the December 31, 1995 maturity date, with the Lender agreeing to forbear from foreclosing on Fifth Avenue while such discussions continued. As a result of the General Partners' efforts, the Partnership executed a modification and extension agreement (the "Modification Agreement") on May 30, 1996.

At the date the Modification Agreement was executed, the first mortgage loan had an aggregate balance of $7,111,142, representing $5,830,000 in original principal and $1,281,142 in accrued interest. In accordance with the terms of the Modification Agreement, the balance of the first mortgage loan remained $5,830,000, the interest rate was reduced from 10.125% to 9.875%, and the first mortgage loan's maturity date was extended five years to June 1, 2001 (the "New First Mortgage"). Pursuant to the terms of the New First Mortgage, the Partnership is required to make fixed monthly payments of principal and interest the amount of $52,464, commencing on July 1, 1996 until maturity on June 1, 2001, at which time the entire outstanding principal balance is due.

The accrued interest of $1,281,142 was converted into a second mortgage loan which is coterminous with the New First Mortgage (the "New Second Mortgage"). Upon execution of the Modification Agreement, the Partnership made a $300,000 payment to the Lender, at which time the Lender reduced the New Second Mortgage balance to $681,142. The New Second Mortgage is non-interest bearing and is scheduled to be fully amortized over the five-year term and is prepayable at any time. Under the terms of the New Second Mortgage, payments of principal, in monthly installments of $3,333 are due on the first day of every month commencing on July 1, 1996, and continuing through June 1, 1998. After that date, principal is payable in monthly installments of $5,000 on the first day of every month, beginning July 1, 1998 and continuing through June 1, 2000. After that date, principal is payable in monthly installments of $8,333 on the first day of every month, beginning July 1, 2000 and continuing until maturity on June 1, 2001. The sum of the total minimum monthly payments over the term of the New Second Mortgage is $300,000. Pursuant to the Modification Agreement, if $500,000 in principal payments have been received unconditionally and irrevocably by the Lender, the New Second Mortgage's remaining unpaid principal in the amount $181,142 will be forgiven by the Lender.

The Modification Agreement required the Partnership to enter into a Replacement Reserve and Security Agreement (the "Replacement Agreement") with the Lender providing that, concurrently with the execution of the Replacement Agreement, the Partnership was required to deposit with the Lender the sum of $49,500 into a reserve account ("Replacement Reserve"). Per the terms of the Replacement Agreement, the Partnership shall make additional monthly deposits of $4,125. On a quarterly basis, provided that no default exists under the Replacement Agreement, upon written request from the Partnership, the Lender shall disburse amounts from the Replacement Reserve necessary to reimburse the Partnership for the actual approved costs of replacements as determined by the Lender. As of December 31, 1997, a total of $88,004 was deposited with the Lender and is reflected as "Restricted cash - replacement reserve" on the Partnership's balance sheets.

The Modification Agreement also required the Partnership to pay to the Lender on the day monthly installments of principal or interest are payable, until the New First Mortgage is paid in full, a sum equal to one-twelfth of the yearly real estate taxes and property insurance premiums (the "Funds"). The Lender shall apply the Funds to pay the real estate taxes and property insurance premiums so long as the Partnership is in compliance with the terms of the New First Mortgage. The Funds are recorded as "Cash held in escrow" on the Partnership's balance sheets.

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value as of the balance sheet date.

7. Transactions with Related Parties

During the years ended December 31, 1997, 1996 and 1995, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property management fees, in the amounts of $1,262, $7,132 and $8,024, respectively.

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the SM7 Apartment Investors Inc. general partner had voluntarily absorbed these expenses.

Certain cash and cash equivalents were on deposit with an affiliate of SM7 Apartment Investors Inc. during a portion of 1996 and all of 1995. As of December 31, 1996 and throughout 1997, no cash and cash equivalents were on deposit with an affiliate of the General Partners or the Partnership.

On January 1, 1990, Murray Management Corporation subcontracted Anterra Management Corporation to provide certain administrative and management services with respect to the Partnership and its Properties. Anterra Management Corporation is a real estate management company and an affiliate of a general partner, and earned property management fees of $52,420, $55,489 and $65,378 for the years ended December 31, 1997, 1996 and 1995, respectively.

8. Reconciliation of Financial Statement Net Loss and Partners' Deficit to Federal Income Tax Basis Net Loss and Partners' Deficit

The following is a reconciliation of the net loss for financial statement purposes to federal income tax basis net loss for the years ended December 31, 1997, 1996 and 1995:

                                                  1997        1996        1995

Net loss for financial statements
  purposes                                  $ (417,257) $ (139,137) $ (269,960)
Financial statement depreciation
  over (under) tax basis depreciation          167,854      32,479     (14,635)
Financial statement gain on debt
  restructuring over tax basis                       _    (226,111)          _
Federal income tax basis interest expense
  under financial statement interest expense    58,900      37,676           _
Other                                             (536)     42,406       1,294
Federal income tax basis net loss under (over)
  financial statement net income               226,218    (113,550)    (13,341)

Federal income tax basis net loss           $ (191,039) $ (252,687) $ (283,301)


Reconciliation of financial statement partners' deficit to federal income tax basis partners' deficit for the years ended December 31, 1997, 1996 and 1995:

                                                1997         1996         1995

Financial statement basis
  partners' deficit                      $(2,512,371) $(2,095,114) $(1,955,977)
Current year federal income tax basis
  net loss under (over) financial
  statement net loss                         226,218     (113,550)     (13,341)
Cumulative federal income tax basis net
  loss over financial statement net
  loss                                    (1,954,255)  (1,840,705)  (1,827,364)

Federal income tax basis partners'
  deficit                                $(4,240,408) $(4,049,369) $(3,796,682)

Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

Schedule III - Real Estate and Accumulated Depreciation
December 31, 1997

                                  Fifth Avenue
Office Buildings:                   Apartments

Location                       San Antonio, TX

Date of construction                      1982
Acquisition date                          1983
Life on which depreciation
in latest income statements
is computed                       3 - 21 years
Encumbrances                        $6,249,543
Initial cost to Partnership (1):
     Land                              962,216
     Building and
     improvements                    7,512,710
Costs capitalized
subsequent to acquisition:
     Land, buildings
     and improvements                  166,094
Retirements                            (15,318)
Gross amount at which
carried at close of period (2):
     Land                             $962,216
     Building and
     improvements                    7,663,486

                                    $8,625,702

Accumulated depreciation (3)        $5,199,331

(1) The initial cost to the Partnership represents the original purchase price of the property.
(2)  The aggregate cost of real estate at December 31, 1997 and 1996 and 1995, for Federal income tax purposes is $8,787,461, $8,762,079 and $8,759,601, respectively.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1997, 1996, and 1995 follows:

                                               1997        1996        1995
Real estate investments:
Beginning of year                        $8,606,102  $8,613,159  $8,565,262
Additions                                    25,383       2,478      47,897
Retirements                                  (5,783)     (9,535)          _

End of year                              $8,625,702  $8,606,102  $8,613,159

Accumulated depreciation:
Beginning of year                        $4,827,620  $4,464,838  $4,091,395
Depreciation expense                        377,494     372,317     373,443
Retirements                                  (5,783)     (9,535)          _
End of year                              $5,199,331  $4,827,620  $4,464,838