Form 10-Q
period 1998-03-31
S/M REAL ESTATE FUND VII LTD/TX
filed 1998-05-15
CIK 709296

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

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



Balance Sheets                                     At March 31, At December31,
                                                          1998           1997
                                                    (unaudited)      (audited)
Assets
Real estate, at cost:
  Land                                             $   962,216    $   962,216
  Building and improvements                          7,663,486      7,663,486
                                                     8,625,702      8,625,702
  Less accumulated depreciation                     (5,293,059)    (5,199,331)

                                                     3,332,643      3,426,371

Cash and cash equivalents                              176,631        209,924
Cash held in escrow                                    113,267        201,966
Restricted cash - replacement reserve                  100,379         88,004
Accounts receivable                                      1,440          1,987
Other assets                                             5,571         13,928

     Total Assets                                  $ 3,729,931    $ 3,942,180

Liabilities and Partners' Deficit
Liabilities:
  First mortgage note payable                      $ 5,722,237    $ 5,738,101
  Second mortgage note payable (less
   unamortized discount based on imputed
   interest rate of 10.5% - $219,511)                  461,632        459,550
  Accounts payable:
    Trade                                               12,807          5,814
    Affiliates                                          40,664         40,664
  Accrued expense and other liabilities                111,051        210,422

     Total Liabilities                               6,348,391      6,454,551

Partners' Deficit:
  General Partners                                    (112,797)      (111,736)
  Limited Partners (11,080 units outstanding)       (2,505,663)    (2,400,635)

     Total Partners' Deficit                        (2,618,460)    (2,512,371)

     Total Liabilities and Partners' Deficit       $ 3,729,931    $ 3,942,180






Statement of Partners' Deficit (unaudited)
For the three months ended March 31, 1998

                                      General         Limited
                                     Partners        Partners           Total
Balance at December 31, 1997       $ (111,736)   $ (2,400,635)   $ (2,512,371)
Net loss                               (1,061)       (105,028)       (106,089)

Balance at March 31, 1998          $ (112,797)   $ (2,505,663)   $ (2,618,460)




Statements of Operations (unaudited)
For the three months ended March 31,                     1998            1997

Income

Rental                                             $  332,646      $  327,552
Interest and other                                      2,841           4,875

     Total income                                     335,487         332,427

Expenses
Property operating                                    170,348         158,256
Interest                                              153,611         154,890
Depreciation                                           93,729          93,010
General and administrative                             23,888          33,793

     Total expenses                                   441,576         439,949

     Net Loss                                      $ (106,089)     $ (107,522)

Net Loss Allocated:
To the General Partners                            $   (1,061)     $   (1,075)
To the Limited Partners                              (105,028)       (106,447)

                                                   $ (106,089)     $ (107,522)
Per limited partnership unit
(11,080 outstanding)                                  $ (9.48)        $ (9.61)



Statements of Cash Flows (unaudited)
For the three months ended March 31,                     1998            1997

Cash Flows From Operating Activities:
Net loss                                           $ (106,089)     $ (107,522)
Adjustments to reconcile net loss to net cash
used for operating activities:
  Depreciation                                         93,729          93,010
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Cash held in escrow                                88,699         (15,483)
    Restricted cash - replacement reserve             (12,375)          6,532
    Accounts receivable                                   547             415
    Other assets                                        8,357           9,128
    Accounts payable                                    6,993           7,708
    Accrued expenses and other liabilities            (99,371)        (36,918)

Net cash used for operating activities                (19,510)        (43,130)

Cash Flows From Financing Activities:
Payments of principal on first mortgage
 note payable                                         (15,864)        (14,378)
Amortization of discount on second mortgage
 note payable                                           2,081           1,875

Net cash used for financing activities                (13,783)        (12,503)

Net decrease in cash and cash equivalents             (33,293)        (55,633)
Cash and cash equivalents, beginning of period        209,924         362,932

Cash and cash equivalents, end of period           $  176,631      $  307,299

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest           $  153,611      $  154,890

Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated
  building improvements                            $        _      $    5,783




Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the statement of partners' deficit for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).






Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.

Liquidity and Capital Resources

The Partnership executed a modification and extension agreement (the "Modification Agreement") on May 30, 1996 with Federal National Mortgage Association (the "Lender"), the lender of the first mortgage secured by the Partnership's sole remaining property, the Fifth Avenue Apartments located in San Antonio, Texas (the "Property"). At the time the Modification Agreement was executed the first mortgage had an aggregate balance of $7,111,142, representing $5,830,000 in original principal and $1,281,142 in accrued interest. In accordance with the terms of the Modification Agreement, the balance of the first mortgage remained $5,830,000, the interest rate was reduced from 10.125% to 9.875%, and the first mortgage's maturity date was extended five years to June 1, 2001 (the "New First Mortgage"). Pursuant to the terms of the New First Mortgage, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $52,464.

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

Cash and cash equivalents totaled $176,631 at March 31, 1998, compared to $209,924 at December 31, 1997. The $33,293 decrease is primarily attributable to cash used for operating and financing activities.

Cash held in escrow decreased from $201,966 at December 31, 1997 to $113,267 at March 31, 1998. The $88,699 decrease is primarily attributable to payments for insurance and real estate taxes exceeding escrow contributions for insurance.

Restricted cash - replacement reserve increased to $100,379 at March 31, 1998, from $88,004 at December 31, 1997. The $12,375 increase is primarily attributable to contributions to the replacement reserve, which were partially offset by the release of replacement reserve funds to the Property, in accordance with the terms of the Modification Agreement.

Other assets decreased from $13,928 at December 31, 1997, to $5,571 at March 31, 1998. The decrease is primarily due to a lower amount of prepaid insurance.

Accounts receivable totaled $1,440 at March 31, 1998, compared to $1,987 at December 31, 1997. The decrease is primarily attributable to the timing of tenant rental receipts. Accounts payable totaled $53,471 at March 31, 1998, compared to $46,478 at December 31, 1997. The increase is primarily attributable to the timing of payments associated with repairs and maintenance for apartment preparation and replacements.

Accrued expenses and other liabilities totaled $111,051 at March 31, 1998, compared to $210,422 at December 31, 1997. The change is primarily attributable to the timing of payments for real estate taxes, audit and tax fees, and administrative costs.

Results of Operations

Results of operations resulted in a net loss of $106,089 for the three-month period ended March 31, 1998, largely unchanged from a net loss of $107,522 for the three-month period ended March 31, 1997.

Rental income at the Property totaled $332,646 for the three- month period ended March 31, 1998, compared with $327,552 for the three-month period ended March 31, 1997. The increase is due primarily to higher average occupancy at the Property during the 1998 period. Occupancy at the Property averaged approximately 95% for the three-month period ended March 31, 1998, compared to approximately 94% for the corresponding period in 1997. The average rental income per occupied square foot at the Property was $8.25 for the three- month period ended March 31, 1998, compared to $8.33 for the corresponding period in 1997.

Interest and other income totaled $2,841 for the three-month period ended March 31, 1998 compared to $4,875 for the three- month period ended March 31, 1997. The decrease is primarily attributable to a lower average invested cash balance during 1998.

Total expenses for the three-month period ended March 31, 1998 were $441,576 compared to $439,949 for the three-month period ended March 31, 1997. The increase is due to higher property operating expenses, which were partially offset by lower general and administrative expenses.

Property operating expenses consisted primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three-month period ended March 31, 1998 were $170,348 compared to $158,256 for the three-month period ended March 31, 1997. The increase is primarily attributable to higher real estate taxes and personnel expenses, which were partially offset by lower repairs and maintenance expenses and administrative costs.

Interest expense totaled $153,611 for the three-month period ended March 31, 1998, largely unchanged from $154,890 for the corresponding period in 1997.

General and administrative expenses for the three-month period ended March 31, 1998 were $23,888 compared to $33,793 for the three-month period ended March 31, 1997. The decrease is due primarily to lower administrative costs, printing costs and professional fees.



Part II       Other Information

Items 1-5     Not applicable.

Item 6        Exhibits and reports on Form 8-K.

              (a)  Exhibits -

                   (27)  Financial Data Schedule

              (b)  Reports on Form 8-K - No reports on
                   Form 8-K were filed during the quarter ended
                   March 31, 1998.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          S/M REAL ESTATE FUND VII, LTD.

                     BY:  SM7 APARTMENT INVESTORS INC.
                          General Partner



Date:  May 14, 1998
                     BY:  /s/ Jeffrey C. Carter
                   Name:  Jeffrey C. Carter
                  Title:  Director and President



Date:  May 14, 1998
                     BY:  /s/ Timothy E. Needham
                          Timothy E. Needham
                          Vice President and Chief Financial Officer