Form 10-Q
period 1998-06-30
S/M REAL ESTATE FUND VII LTD/TX
filed 1998-08-14
CIK 709296

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

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

                           Yes    X    No ____





Balance Sheets                                   At June 30,  At December 31,
                                                       1998             1997
                                                 (unaudited)        (audited)
Assets
Real estate, at cost:
 Land                                            $  962,216       $  962,216
 Building and improvements                        7,685,625        7,663,486

                                                  8,647,841        8,625,702
 Less accumulated depreciation                   (5,391,169)      (5,199,331)

                                                  3,256,672        3,426,371

Cash and cash equivalents                           166,165          209,924
Cash held in escrow                                 167,162          201,966
Restricted cash - replacement reserve                77,123           88,004
Accounts receivable                                   1,935            1,987
Other assets                                         26,392           13,928

     Total Assets                                $3,695,449       $3,942,180

Liabilities and Partners' Deficit
Liabilities:
  First mortgage note payable                    $5,705,979       $5,738,101
  Second mortgage note payable (less
   unamortized discount based on imputed
   interest rate of 10.5% - $219,041)               462,101          459,550
  Accounts payable:
    Trade                                            58,777            5,814
    Affiliates                                       40,664           40,664
  Accrued expenses and other liabilities            143,932          210,422

     Total Liabilities                            6,411,453        6,454,551

Partners' Deficit:
  General Partners                                 (113,772)        (111,736)
  Limited Partners (11,080 units outstanding)    (2,602,232)      (2,400,635)

     Total Partners' Deficit                     (2,716,004)      (2,512,371)

     Total Liabilities and Partners' Deficit     $3,695,449       $3,942,180




Statement of Partners' Deficit (unaudited)
For the six months ended June 30, 1998
                                        General        Limited
                                       Partners       Partners          Total
Balance at December 31, 1997          $(111,736)   $(2,400,635)   $(2,512,371)
Net loss                                 (2,036)      (201,597)      (203,633)

Balance at June 30, 1998              $(113,772)   $(2,602,232)   $(2,716,004)




Statements of Operations (unaudited)
                                     Three months ended     Six months ended
                                           June 30,              June 30,
                                        1998       1997       1998       1997
Income
Rental                              $331,677   $333,792  $ 664,323  $ 661,314
Interest and other                     2,419      3,973      5,260      8,878

     Total Income                    334,096    337,765    669,583    670,192

Expenses
Property operating                   136,022    157,603    306,370    315,859
Interest                             153,271    154,582    306,882    309,472
Depreciation                          98,109     93,011    191,838    186,021
General and administrative            44,238     32,163     68,126     65,956

     Total Expenses                  431,640    437,359    873,216    877,308

Net Income (Loss)                   $(97,544)  $(99,594) $(203,633) $(207,116)

Net Income (Loss) Allocated:
To the General Partners             $   (975)  $   (996) $  (2,036) $  (2,071)
To the Limited Partners              (96,569)   (98,598)  (201,597)  (205,045)

                                    $(97,544)  $(99,594) $(203,633) $(207,116)
Per limited partnership unit
(11,080 outstanding)                  $(8.72)    $(8.90)   $(18.19)   $(18.51)



Statements of Cash Flows (unaudited)
For the six months ended June 30,
                                                          1998           1997
Cash Flows From Operating Activities:
Net loss                                             $(203,633)     $(207,116)
Adjustments to reconcile net loss to net cash
used for operating activities:
  Depreciation                                         191,838        186,021
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
  Cash held in escrow                                   34,804        (35,952)
  Accounts receivable                                       52           (485)
  Other assets                                         (12,464)       (15,684)
  Accounts payable                                      52,963            406
  Due to affiliates                                          0            139
  Accrued expenses and other liabilities               (66,490)        16,509

Net cash used for operating activities                  (2,930)       (56,162)

Cash Flows From Investing Activities:
Restricted cash - replacement reserve                   10,881          8,378
Additions to real estate                               (22,139)             0

Net cash provided by (used for) investing activities   (11,258)         8,378

Cash Flows From Financing Activities:
Payments of principal on first mortgage
of note payable                                        (32,122)       (29,113)
Amortization of discount on second mortgage
note payable                                             2,551          3,799
Net cash used for financing activities                 (29,571)       (25,314)

Net decrease in cash and cash equivalents              (43,759)       (73,098)

Cash and cash equivalents, beginning of period         209,924        362,932

Cash and cash equivalents, end of period              $166,165       $289,834

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest              $306,882       $309,472

Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated
 building improvements                                $      0       $  5,783



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with S/M Real Estate Fund VII, Ltd.'s (the "Partnership") annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997, cash flows for the six months ended June 30, 1998 and 1997, and the statement of partners' deficit for the six months ended June 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current period's presentation.

The following event has occurred subsequent to fiscal year 1997, or the following material contingencies exist and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On June 16, 1998, DA Group Holdings, Inc., a Delaware corporation ("DA"), and Anterra Property Investors VIII, Inc., a Texas corporation ("Anterra"), entered into a Stock Purchase Agreement (the "Agreement"). Pursuant to the Agreement, Anterra purchased from DA all of the issued and outstanding shares of common stock, $1.00 par value per share, of SM7 Apartment Investors, Inc., a Texas corporation ("SM7"). SM7 is a general partner of the Partnership. Anterra is an affiliate of Anterra Property Investors VII, Inc., which is a general partner of Crozier Partners VII, Ltd., which in turn is a general partner of the Partnership. The transaction did not affect the Partnership's operations.




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

It is anticipated that the Partnership will operate at a cash flow deficit during 1998 in light of capital replacement reserve requirements at the Property and general and administrative expenses of the Partnership. It is expected that cash flow deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits. The General Partners are pursuing methods for improving operations, including reduction of administrative expenses and interest expense through refinancing.

Cash and cash equivalents totaled $166,165 at June 30, 1998, compared to $209,924 at December 31, 1997. The $43,759 decrease primarily is attributable to cash used for financing and operating activities.

Cash held in escrow decreased from $201,966 at December 31, 1997 to $167,162 at June 30, 1998. The $34,804 decrease primarily is attributable to payments for insurance and real estate taxes exceeding escrow contributions.

Restricted cash - replacement reserve decreased to $77,123 at June 30, 1998, from $88,004 at December 31, 1997. The $10,881 decrease primarily is attributable to the release of replacement reserve funds to the Property, in accordance with the terms of the Modification Agreement, which was partially offset by contributions to the replacement reserve.

Other assets increased from $13,928 at December 31, 1997, to $26,392 at June 30, 1998. The increase primarily is due to a higher amount of prepaid insurance.

Accounts receivable totaled $1,935 at June 30, 1998, largely unchanged from $1,987 at December 31, 1997. Accounts payable totaled $99,441 at June 30, 1998, compared to $46,478 at December 31, 1997. The increase primarily is attributable to the timing of payments associated with insurance premiums for 1998 and 1999.

Accrued expenses and other liabilities totaled $143,932 at June 30, 1998, compared to $210,422 at December 31, 1997. The change primarily is attributable to the timing of payments for real estate taxes, audit fees, and administrative costs.

Results of Operations

Operations resulted in net losses of $97,544 and $203,633 for the three and six-month periods ended June 30, 1998, respectively, largely unchanged from net losses of $99,594 and $207,116 for the three and six-month periods ended
June 30, 1997.

Rental income at the Property totaled $331,677 and $664,323 for the three and six-month periods ended June 30, 1998, respectively, compared to $333,792 and $661,314, respectively, for the corresponding periods in 1997. Occupancy at the Property averaged approximately 94% for the three and six-month periods ended June 30, 1998, unchanged from the corresponding periods in 1997. The average rental income per occupied square foot at the Property was $8.11 and $8.10 for the three and six months ended June 30, 1998, respectively, compared to $8.33 and $8.29, respectively, for the corresponding periods in 1997.

Interest and other income totaled $2,419 and $5,260 for the three and six-month periods ended June 30, 1998, respectively, compared to $3,973 and $8,878, respectively, for the corresponding periods in 1997. The decreases primarily are attributable to lower average invested cash balances during the 1998 periods.

Total expenses for the three and six-month periods ended June 30, 1998 were $431,640 and $873,216, respectively, compared to $437,359 and $877,308, respectively, for the three and six-month periods ended June 30, 1997. The decreases for the three and six-month periods in 1998 primarily are due to lower property operating and interest expenses, partially offset by higher depreciation and general and administrative expenses.

Property operating expenses consisted primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three and six-month periods ended June 30, 1998 were $136,022 and $306,370, respectively, compared to $157,603 and $315,859, respectively, for the three and six-month periods ended June 30, 1997. The decreases for the 1998 periods primarily are attributable to lower repairs and maintenance expenses, insurance costs and real estate taxes, which were partially offset by higher administrative costs.

Interest expense totaled $153,271 and $306,882 for the three and six-month periods ended June 30, 1998, respectively, largely unchanged from $154,582 and $309,472, respectively, for the corresponding periods in 1997.

General and administrative expenses for the three and six-month periods ended June 30, 1998 were $44,238 and $68,126, respectively, compared to $32,163 and $65,956, respectively, for the three and six-month periods ended June 30, 1997. The increase for the three-month period primarily is due to higher audit and administrative expenses. The increase for the six-month period primarily is due to higher audit expenses, which were partially offset by lower expenses in all other areas.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27)   Financial Data Schedule

               (b)  Reports on Form 8-K -

                  On June 26, 1998, the Partnership filed a Form 8-K reporting that on June 16, 1998, DA Group Holdings, Inc., a Delaware corporation ("DA"), and Anterra Property Investors VIII, Inc., a Texas corporation ("Anterra"), entered into a Stock Purchase Agreement, whereby Anterra purchased from DA all of the issued and outstanding shares of common stock, $1.00 par value per share, of SM7 Apartment Investors, Inc., a Texas corporation ("SM7"). SM7 is a general partner of the Partnership. Anterra is an affiliate of Anterra Property Investors VII, Inc., which is a general partner of Crozier Partners VII, Ltd., which in turn is a general partner of the Partnership.




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



                             S/M REAL ESTATE FUND VII, LTD.

                        BY:  SM7 APARTMENT INVESTORS INC.
                             A General Partner



Date:  August 13, 1998

                        BY:  /s/ Richard E. Hoffmann
                      Name:  Richard E. Hoffmann
                     Title:  Director, President and Treasurer




                        By:  MURRAY REALTY INVESTORS VII, INC.
                             A General Partner


Date:  August 13, 1998

                        By:  /s/Charles W. Karlen
                             Charles W. Karlen
                             Vice President