Form 10-Q
period 1998-09-30
S/M REAL ESTATE FUND VII LTD/TX
filed 1998-11-12
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -------    Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

            Transition Report Pursuant to Section 13 or 15(d) of the Securities
 --------   Exchange Act of 1934

                 For the Transition period from ______ to ______


                         COMMISSION FILE NUMBER: 0-11779


                         S/M REAL ESTATE FUND VII, LTD.
                         ------------------------------
              Exact Name of Registrant as Specified in its Charter


                          Texas                                                         75-1845682
                          -----                                                         ----------
 State or Other Jurisdiction of Incorporation or Organization               I.R.S. Employer Identification No.



5520 LBJ Freeway, Suite 500, Dallas, Texas                          75240
------------------------------------------                          -----
  Address of Principal Executive Offices                           Zip Code

                                 (972) 404-7100
                                 --------------
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X    No
                                     -----     ------

S/M REAL ESTATE FUND VII, LTD.


================================================================================================================
BALANCE SHEETS                                                             SEPTEMBER 30,            DECEMBER 31,
                                                                                    1998                    1997
                                                                             (UNAUDITED)               (AUDITED)
----------------------------------------------------------------------------------------------------------------
ASSETS
Real estate, at cost:
   Land                                                                     $    962,216            $    962,216
   Building and improvements                                                   7,699,018               7,663,486
                                                                            ------------------------------------
                                                                               8,661,234               8,625,702
   Less accumulated depreciation                                              (5,489,144)             (5,199,331)
                                                                            ------------------------------------
                                                                               3,172,090               3,426,371

Cash and cash equivalents                                                        106,761                 209,924
Cash held in escrow                                                              195,124                 201,966
Restricted cash - replacement reserve                                             76,805                  88,004
Accounts receivable                                                                3,397                   1,987
Other assets                                                                      34,792                  13,928
----------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                           $  3,588,969            $  3,942,180
================================================================================================================
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                                              $  5,689,315            $  5,738,101
   Second mortgage note payable (less unamortized discount
     based on imputed interest rate of 10.5%)                                    459,206                 459,550
   Accounts payable:
     Trade                                                                         8,269                   5,814
     Affiliates                                                                   40,664                  40,664
   Accrued expenses and other liabilities                                        173,482                 210,422
                                                                            ------------------------------------
     Total Liabilities                                                         6,370,936               6,454,551
                                                                            ------------------------------------
Partners' Deficit:
   General Partners                                                             (114,432)               (111,736)
   Limited Partners (11,080 units outstanding)                                (2,667,535)             (2,400,635)
                                                                            ------------------------------------
     Total Partners' Deficit                                                  (2,781,967)             (2,512,371)
----------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT                                $  3,588,969            $  3,942,180
================================================================================================================






================================================================================================================
STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                     GENERAL          LIMITED
                                                                    PARTNERS         PARTNERS              TOTAL
----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                                     $  (111,736)   $  (2,400,635)     $  (2,512,371)
Net loss                                                              (2,696)        (266,900)          (269,596)
----------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998                                    $  (114,432)   $  (2,667,535)     $  (2,781,967)
================================================================================================================



See accompanying notes to the financial statements.                           2

S/M REAL ESTATE FUND VII, LTD.


====================================================================================================================
STATEMENTS OF OPERATIONS (UNAUDITED)
                                                THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                           1998             1997                1998            1997
--------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                              $   339,265       $  318,885         $ 1,003,588      $  980,199
Interest and other                                        2,320            3,821               7,580          12,699
                                                    ----------------------------------------------------------------
     Total Income                                       341,585          322,706           1,011,168         992,898
--------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                                      144,267          179,346             450,637         495,205
Interest                                                152,835          154,266             459,717         463,738
Depreciation                                             97,975           92,936             289,813         278,957
General and administrative                               12,471           23,287              80,597          89,243
                                                    ----------------------------------------------------------------
     Total Expenses                                     407,548          449,835           1,280,764       1,327,143
--------------------------------------------------------------------------------------------------------------------
NET LOSS                                            $   (65,963)      $ (127,129)        $  (269,596)     $ (334,245)
====================================================================================================================
NET LOSS ALLOCATED:
To the General Partners                             $      (660)      $   (1,271)        $    (2,696)     $   (3,342)
To the Limited Partners                                 (65,303)        (125,858)           (266,900)       (330,903)
--------------------------------------------------------------------------------------------------------------------
                                                    $   (65,963)      $ (127,129)        $  (269,596)     $ (334,245)
====================================================================================================================
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)                                $     (5.89)      $   (11.36)        $    (24.09)     $   (29.86)
--------------------------------------------------------------------------------------------------------------------



See accompanying notes to the financial statements.                           3

S/M REAL ESTATE FUND VII, LTD.

=================================================================================================================
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                             1998                     1997
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $  (269,596)             $  (334,245)
Adjustments to reconcile net loss to net cash
used for operating activities:
   Depreciation                                                                  289,813                  278,957
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
     Cash held in escrow                                                           6,842                  (89,847)
     Accounts receivable                                                          (1,410)                  (2,695)
     Other assets                                                                (20,864)                  (7,328)
     Accounts payable                                                              2,455                    6,679
     Accrued expenses and other liabilities                                      (36,940)                  63,412
                                                                             ------------------------------------
Net cash used for operating activities                                           (29,700)                 (85,067)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash - replacement reserve                                             11,199                   (4,472)
Additions to real estate                                                         (35,532)                      --
                                                                             ------------------------------------
Net cash used for investing activities                                           (24,333)                  (4,472)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal on first mortgage of note payable                          (48,786)                 (44,216)
Amortization of discount on second mortgage note payable                            (344)                   5,775
                                                                             ------------------------------------
Net cash used for financing activities                                           (49,130)                 (38,441)
----------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                       (103,163)                (127,980)
Cash and cash equivalents, beginning of period                                   209,924                  362,932
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   106,761              $   234,952
=================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                     $   459,717              $   463,738
-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building improvements                         $        --              $     5,783
-----------------------------------------------------------------------------------------------------------------



See accompanying notes to the financial statements.                           4

S/M REAL ESTATE FUND VII, LTD.

NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with S/M Real Estate Fund VII, Ltd.'s (the "Partnership") annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, cash flows for the nine months ended September 30, 1998 and 1997, and the statement of partners' deficit for the nine months ended September 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

S/M REAL ESTATE FUND VII, LTD.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
The Partnership executed a modification and extension agreement (the "Modification Agreement") on May 30, 1996 with Federal National Mortgage Association (the "Lender"), the lender of the first mortgage secured by the Partnership's sole remaining property, the Fifth Avenue Apartments located in San Antonio, Texas (the "Property"). At the time the Modification Agreement was executed, the first mortgage had an aggregate balance of $7,111,142, representing $5,830,000 in original principal and $1,281,142 in accrued interest. In accordance with the terms of the Modification Agreement, the balance of the first mortgage remained $5,830,000, the interest rate was reduced from 10.125% to 9.875%, and the first mortgage's maturity date was extended five years to June 1, 2001 (the "New First Mortgage"). Pursuant to the terms of the New First Mortgage, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $52,464.

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

Cash and cash equivalents totaled $106,761 at September 30, 1998, compared to $209,924 at December 31, 1997. The $103,163 decrease primarily is attributable to cash used for financing and operating activities.

Restricted cash - replacement reserve decreased to $76,805 at September 30, 1998, from $88,004 at December 31, 1997. The $11,199 decrease is attributable to the release of replacement reserve funds to the Property, in accordance with the terms of the Modification Agreement, which was partially offset by contributions to the replacement reserve.

Other assets increased from $13,928 at December 31, 1997, to $34,762 at September 30, 1998. The increase primarily is due to a higher amount of prepaid insurance and for capitalized loan costs associated with the proposed refinancing.

S/M REAL ESTATE FUND VII, LTD.

Accrued expenses and other liabilities totaled $173,482 at September 30, 1998, compared to $210,422 at December 31, 1997. The change primarily is attributable to the timing of payments for real estate taxes, audit fees, and administrative costs.

Results of Operations
Operations resulted in net losses of $65,963 and $269,596 for the three and nine-month periods ended September 30, 1998, respectively, compared to net losses of $127,129 and $334,245, respectively for the corresponding periods in 1997. The decrease in net losses for 1998 compared to 1997 is primarily attributable to increases in rental income and decreases in property operating expenses.

Rental income at the Property totaled $339,265 and $1,003,588 for the three and nine-month periods ended September 30, 1998, respectively, compared to $318,885 and $980,199, respectively, for the corresponding periods in 1997. Occupancy at the Property averaged approximately 96% and 95%, respectively, for the three and nine-month periods ended September 30, 1998, compared to approximately 94% for the corresponding periods in 1997. The average rental income per occupied square foot at the Property was $7.98 and $8.09 for the three and nine months ended September 30, 1998, respectively, compared to $7.81 and $8.13, respectively, for the corresponding periods in 1997.

Interest and other income totaled $2,320 and $7,580 for the three and nine-month periods ended September 30, 1998, respectively, compared to $3,821 and $12,699, respectively, for the corresponding periods in 1997. The decreases primarily are attributable to lower average invested cash balances during the 1998 periods.

Total expenses for the three and nine-month periods ended September 30, 1998 were $407,548 and $1,280,764, respectively, compared to $449,835 and $1,327,143, respectively, for the three and nine-month periods ended September 30, 1997. The decreases for the three and nine-month periods in 1998 primarily are due to lower property operating, interest and general and administrative expenses, partially offset by higher depreciation.

Property operating expenses consisted primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three and nine-month periods ended September 30, 1998 were $144,267 and $450,637, respectively, compared to $179,346 and $495,205, respectively, for the three and nine-month periods ended September 30, 1997. The decreases for the 1998 periods primarily are attributable to lower repairs and maintenance expenses, insurance costs and real estate taxes.

Interest expense totaled $152,835 and $459,717 for the three and nine-month periods ended September 30, 1998, respectively, largely unchanged from $154,266 and $463,738, respectively, for the corresponding periods in 1997.

General and administrative expenses for the three and nine-month periods ended September 30, 1998 were $12,471 and $80,597, respectively, compared to $23,287 and $89,243, respectively, for the three and nine-month periods ended September 30, 1997. The decreases are primarily due to decreases in accounting and administrative expenses.

The Partnership recognized that the arrival of the Year 2000 poses a unique challenge to the ability of an entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. The Partnership is continuing to assess and has made certain changes to provide for continued functionality of its systems. An assessment of the readiness of the Partnership's external entities, such as vendors, customers, payment systems and others is ongoing. Due to the nature and extent of the Partnership's operations that are effected by Year 2000 issues, the Partnership does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Partnership. There can be no assurance, however, that Year 2000 issues will not adversely effect the Partnership or its business. The Partnership believes that the cost to make appropriate changes to its internal and external systems will not be significant and that such costs will be funded completely through operations.

Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

S/M REAL ESTATE FUND VII, LTD.


PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The required information is not yet required.

S/M REAL ESTATE FUND VII, LTD.


PART II                    OTHER INFORMATION

ITEMS 1-5                  Not applicable.

ITEM 6                     Exhibits and reports on Form 8-K.

                           (a)   Exhibits -

                                 (27)    Financial Data Schedule

                           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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



                                   S/M REAL ESTATE FUND VII, LTD.

                           BY:     SM7 APARTMENT INVESTORS INC.
                                   A General Partner



Date: November 12, 1998            BY:    /s/ Richard E. Hoffmann
                                          ------------------------------------
                                   Name:  Richard E. Hoffmann
                                   Title: Director, President and Treasurer




                           By:     MURRAY REALTY INVESTORS VII, INC.
                                   A General Partner


Date:  November 12, 1998           By: /s/ Charles W. Karlen
                                       ------------------------
                                       Charles W. Karlen
                                       Vice President

                                 EXHIBIT INDEX

Exhibit
Number              Description
-------             -----------
 (27)               Financial Data Schedule