Form 10-K405
period 1998-12-31
S/M REAL ESTATE FUND VII LTD/TX
filed 1999-03-26
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-11779


                         S/M REAL ESTATE FUND VII, LTD.
              (FORMERLY SHEARSON-MURRAY REAL ESTATE FUND VII, LTD.)
              -----------------------------------------------------
              Exact name of registrant as specified in its charter


                Texas                                     75-1845682
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation of organization)                    Identification No.)


5520 LBJ Freeway, Suite 500, Dallas, Texas                   75240
------------------------------------------                 ----------
(Address of principal executive offices)                   (zip code)

Registrant's telephone number, including area code: (972) 404-7100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          LIMITED PARTNERSHIP INTERESTS
                          -----------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X      No
                                ---       ---

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

                                TABLE OF CONTENTS


                                     PART I
                                                                            PAGE

Item 1.     Business                                                          3

Item 2.     Properties                                                        4

Item 3.     Legal Proceedings                                                 4

Item 4.     Submission of Matters to a Vote of Security Holders               4

                                     PART II

Item 5.     Market for the Partnership's Limited Partnership
            Interests and Related Security Holder Matters                     5

Item 6.     Selected Financial Data                                           5

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               6

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk        8

Item 8.     Financial Statements Supplementary Data                           9

Item 9.     Changes in and Disagreements with Accountants
            On Accounting and Financial Disclosure                            9

                                    PART III

Item 10.    Directors and Executive Officers of the Partnership               10

Item 11.    Executive Compensation                                            11

Item 12     Security Ownership of Certain Beneficial Owners
            and Management                                                    11

Item 13.    Certain Relationships and Related Transactions                    11

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                               12

Signatures                                                                    14

Index to Exhibits                                                             18

                                     PART I

ITEM 1.  BUSINESS

S/M Real Estate Fund VII, Ltd. (the "Partnership"), formerly Shearson-Murray Real Estate Fund VII, Ltd., was formed November 4, 1982 to acquire existing garden apartment complexes. The general partners of the Partnership are SM7 Apartment Investors Inc., a Texas corporation ("SM7"), (formerly Shearson Apartment Investors XIV, Inc.), Murray Realty Investors VII, Inc., a Texas corporation ("Murray"), and Crozier Partners VII, Ltd., a Texas limited partnership ("Crozier"). SM7, Murray and Crozier are hereinafter referred to collectively as the "General Partners." See Item 10. "Directors and Executive Officers of the Registrant."

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

The General Partners commenced discussions in 1995 with the lender of the mortgage secured by Fifth Avenue as a result of the scheduled debt maturity on December 31, 1995. Such discussions continued past the December 31, 1995 maturity date, and on May 30, 1996, the General Partners of the Partnership executed a modification and extension agreement (the "Modification Agreement") with the lender, to modify the mortgage and extend its maturity for five years. See more details of the Modification Agreement in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 6 "Mortgage Notes Payable" of the Notes to the Financial Statements contained herein.

In order to improve the financial condition of the Partnership and provide much needed funds for exterior improvements on Fifth Avenue, on December 3, 1998, the General Partners of the Partnership refinanced the mortgage note payable on Fifth Avenue. In accordance with the terms of the Loan Agreement (the "Agreement"), the principal balance of the original mortgage totaling $6,400,000 is due January 1, 2009 and bears interest at a rate of 7.16%. The previous first and second mortgages had a combined balance of $6,259,810 at an average interest rate of 8.97%. See more details of the Agreement in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 6 "Mortgage Notes Payable" of the Notes to the Financial Statements contained herein.

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

Fifth Avenue directly competes with the following five apartment complexes:

                             Number of              Percent Occupied at
       Property                Units*                December 15, 1998*
       --------                ------                ------------------
          1                     185                         97%
          2                     265                         91%
          3                     248                         99%
          4                     253                         93%
          5                     300                         93%

     * This information has been obtained from sources believed to be reliable by the Partnership, but the Partnership has not verified the accuracy of such information.

Employees

The Partnership has no employees. Fifth Avenue is managed by Anterra Management Corporation which provides certain administrative and management services. See
Item 13. "Certain Relationships and Related Transactions."

ITEM 2.  PROPERTIES

As of December 31, 1998, the Partnership owned Fifth Avenue Apartments, a 198-unit apartment complex located in San Antonio, Texas and situated on approximately 8.45 acres with 169,270 square feet of net leaseable space. Occupancy at Fifth Avenue Apartments averaged 96% and 95% for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, Fifth Avenue Apartments was 93% and 95% occupied, respectively.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the General Partners or the Partnership is a party or to which Fifth Avenue is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

A public market for Interests does not exist and is not likely to develop. Consequently, a Limited Partner may not be able to liquidate its investment in the event of emergency or for any other reason, and Interests may not be readily accepted as collateral for a loan. Furthermore, the transfer of Interests is subject to certain limitations, including approval of the General Partners. At December 31, 1998, there were 1,053 Limited Partners of record, owning an aggregate of 11,080 Interests.

There have been no cash distributions to the Limited Partners since inception of the Partnership.


ITEM 6.  SELECTED FINANCIAL DATA
(dollars in thousands except per interest data)

For the years ended December 31,(1)       1998       1997       1996       1995       1994
------------------------------------------------------------------------------------------
Income                                 $ 1,361    $ 1,327    $ 1,341    $ 1,358    $ 1,361

Loss Before
Extraordinary Item                        (496)      (417)      (365)      (270)      (262)

Net Loss                                  (429)      (417)      (139)      (270)      (262)

Net Loss per Limited
Partnership Interest (2)                (38.31)    (37.28)    (12.43)    (24.12)    (23.45)

Total Assets
at Year-End                              3,585      3,942      4,329      5,213      5,543

Total Mortgage Notes Payable
at Year-End                              6,400      6,198      6,250      6,381      6,381


------------------

(1) Results for the five years ended December 31, 1998 solely reflect operations of Fifth Avenue as Rockcreek was sold in December 1993.

(2) Based on the Units outstanding at the end of such period and net income or loss allocated to the Limited Partners.

The above selected financial data should be read in conjunction with the Financial Statements and related notes incorporated by reference to Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

In order to improve the financial condition of the Partnership and provide much needed funds for exterior improvements on Fifth Avenue, on December 3, 1998, the Partnership refinanced the mortgage note payable on Fifth Avenue, (the "Refinancing"). In accordance with the terms of the Loan Agreement (the "Loan Agreement"), the principal balance of the original mortgage totaling $6,400,000 is due January 1, 2009 and bears interest at a rate of 7.16% (the "New First Mortgage"). The previous first and second mortgage (the "Previous Mortgage") had a combined balance of $6,259,810 at an average interest rate of 8.97%. In spite of having a slightly higher principal loan amount, the Partnership reduced the total debt service payments in 1999 from $689,572 to $519,231, a reduction of $170,341. As a part of the refinancing, the previous lender forgave $181,142 of debt, resulting in a gain on debt restructuring of $67,638, and required the Partnership to pay a $139,223 prepayment penalty.

Under the terms of the New First Mortgage with General Electric Capital Corporation (the "Lender"), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 commencing on February 1, 1999 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the Loan Agreement, the Partnership was required to deposit with the Lender the amount of $114,375 which shall be held by Lender pending application, for the completion of certain required repairs to Fifth Avenue.

The Previous Mortgage was subject to terms of a modification and extension agreement (the "Modification Agreement") executed on May 30, 1996 with Federal National Mortgage Association (the "Previous Lender"). At the time the Modification Agreement was executed, the previous first mortgage had an aggregate balance of $7,111,142, representing $5,830,000 in original principal and $1,281,142 in accrued interest. In accordance with the terms of the Modification Agreement, the previous first mortgage of $5,830,000 had an interest rate of 9.875% with fixed monthly payments of principal and interest in the amount of $52,464 and the previous first mortgage's maturity date was June 1, 2001 (the "Previous First Mortgage").

The accrued interest on the first mortgage in the amount of $1,281,142 was converted into a previous second mortgage which was coterminous with the Previous First Mortgage (the "Previous Second Mortgage"). Upon execution of the Modification Agreement, the Partnership made a $300,000 payment to the Lender, at which time the Lender reduced the Previous Second Mortgage balance to $681,142. The Previous Second Mortgage was non-interest bearing and scheduled to be fully amortized over the five-year term and pre-payable at any time. Under the terms of the Previous Second Mortgage, payments of principal, in monthly installments of $3,333 were due commencing on July 1, 1996, and continuing through June 1, 1998, $5,000 per month beginning July 1, 1998 and continuing through June 1, 2000, and $8,333 per month beginning July 1, 2000 and continuing until maturity on June 1, 2001. The sum of the total minimum monthly payments over the term of the Previous Second Mortgage was $300,000. Pursuant to the Modification Agreement, if $500,000 in principal payments had been received unconditionally and irrevocably by the Lender, the Previous Second Mortgage's remaining unpaid principal in the amount $181,142 would be forgiven by the Lender.

Cash and cash equivalents totaled $274,735 at December 31, 1998, compared to $209,924 at December 31, 1997. The $64,811 increase is primarily attributable to cash provided from Refinancing activities.

Cash held in escrow decreased to $35,987 at December 31, 1998, from $201,966 at December 31, 1997. The $165,979 decrease is primarily attributable to the timing of payments for real estate taxes from the escrow account.

Restricted cash replacement reserve increased to $114,375 at December 31, 1998, from $88,004 at December 31, 1997. The $26,371 increase is attributable to contributions to the replacement reserve in accordance with the terms of the Loan Agreement.

Other assets increased to $72,108 at December 31, 1998, from $13,928 at December 31, 1997. The increase is attributable to an increase in capitalized loan costs associated with the Refinancing in December 1998 which are being amortized over the life of the New First Mortgage.

Accounts receivable totaled $6,311 at December 31, 1998, compared to $1,987 at December 31, 1997. The increase is primarily attributable to the timing of tenant rental receipts. Accounts payable totaled $73,444 at December 31, 1998, compared to $46,478 at December 31, 1997. The increase is primarily attributable to the timing of payments associated with repairs and maintenance for apartment preparation, and property management fees.

Accrued expenses and other liabilities totaled $52,796 at December 31, 1998, compared to $210,422 at December 31, 1997. The change is primarily attributable to the timing of payments for real estate taxes.

As a result of the recent Refinancing and anticipated reductions in general and administrative expenses, the General Partners currently expect funds from operations to pay all obligations for 1999, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

Results of Operations

1998 Compared With 1997

Operations resulted in net losses of $428,725 for the year ended December 31, 1998, and $417,257 for the year ended December 31, 1997. Operations before extraordinary items resulted in net losses of $496,363 for the year ended December 31, 1998, and $417,257 for the year ended December 31, 1997. The increased net loss before extraordinary items from 1997 to 1998 is primarily attributable to an increase in interest expense due to the prepayment penalty associated with the Refinancing offset in part with a decrease in general and administrative expenses. The extraordinary item for the 1998 period is attributable to the Partnership realizing an extraordinary gain of $67,638 as a result of the Refinancing completed in December 1998.

Rental income at Fifth Avenue totaled $1,351,810 for the year ended December 31, 1998, compared to $1,310,235 for the year ended December 31, 1997. Occupancy at Fifth Avenue averaged approximately 96% during 1998 and 95% during 1997. The average rental income per occupied square foot at Fifth Avenue was $8.39 in 1998, compared to $8.20 in 1997. At December 31, 1998, Fifth Avenue was 93% occupied.

Interest and other income totaled $8,718 for the year ended December 31, 1998 compared to $16,888 for the year ended December 31, 1997. The decrease is primarily attributable to a lower average invested cash balance during 1998.

Total expenses for the year ended December 31, 1998 were $1,856,891 compared to $1,744,380 for the year ended December 31, 1997. The increase is primarily attributable to an increase in interest expense which was offset in part by a decrease in general and administrative expenses.

Property operating expenses consisted primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the year ended December 31, 1998 were $622,700, slightly decreased from $632,243 for the year ended December 31, 1997. The decrease is primarily attributable to lower real estate tax expense and repair and maintenance costs in 1998 offset in part by increases in all other expense areas.

Interest expense totaled $739,720 for the year ended December 31, 1998 compared to $617,680 for the year ended December 31, 1998. The increase is primarily attributable to the prepayment penalty of $139,223 associated with the Refinancing in December 1998.

General and administrative expenses for the year ended December 31, 1998 were $105,490 compared to $116,963 for the year ended December 31, 1997. The decrease is primarily attributable to decreases in accounting and administrative expenses.

1997 Compared With 1996

Operations resulted in a net loss of $417,257 for the year ended December 31, 1997 compared to a net loss of $139,137 for the year ended December 31, 1996. The higher net loss for the 1997 period is primarily attributable to the Partnership realizing an extraordinary gain of $226,111 in 1996 as a result of the Modification Agreement entered into with the Lender in the second quarter of 1996. Results of operations before the extraordinary gain resulted in a net loss of $365,248 for the year ended December 31, 1996. The increased loss before extraordinary items from 1996 to 1997 is primarily attributable to an increase in general and administrative expenses.

Rental income at Fifth Avenue totaled $1,310,235 for the year ended December 31, 1997, largely unchanged from $1,311,406 for the year ended December 31, 1996. Occupancy at Fifth Avenue averaged approximately 95% during 1997, compared to 94% during 1996. The average rental income per occupied square foot at Fifth Avenue was $8.20 in 1997, compared to $8.21 in 1996. At December 31, 1997, Fifth Avenue was 95% occupied.

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

Interest expense totaled $617,680 for the year ended December 31, 1997 compared with $612,738 for the year ended December 31, 1996. The change is primarily attributable to increased interest payable under the Modification Agreement.

General and administrative expenses for the year ended December 31, 1997 were $116,963 compared to $50,610 for the year ended December 31, 1996. Effective January 1, 1997, the Partnership reimbursed certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership. In prior periods, affiliates of a General Partner had voluntarily absorbed these expenses.

Year 2000 Issues

The Partnership recognized that the arrival of the Year 2000 poses a unique challenge to the ability of an entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. The Partnership has assessed and made certain changes to provide for continued functionality of its systems and has evaluated the readiness of the Partnership's external entities, such as vendors, customers, payment systems and others. Due to the nature and extent of the Partnership's operations that are affected by Year 2000 issues, the Partnership does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Partnership. There can be no assurance, however, that Year 2000 issues will not adversely effect the Partnership or its business. The Partnership believes that the cost to make appropriate changes to its internal and external systems will not be significant and that such costs will be funded completely through operations.

General

The effect of inflation on the results of operations for the years ended December 31, 1998, 1997 and 1996 was not significant.

Over the past several years the real estate market has gotten stronger and thus improvement has resulted in an increase in the number of potential buyers as well as the number of parties interested in purchasing limited partnership units on the secondary market. Some of these groups have solicited the Partnership's Limited Partners directly with offers to buy their units. The General Partners are constantly analyzing market conditions, comparable sales, and economic trends in order to evaluate their impact on the value of the Partnership's property, and intend to consider the sale of Fifth Avenue at the time when such sale will maximize the property's value and otherwise be in the best interests of the Limited Partners.

Words or phrases when used in this Form 10-K or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure relates to changes in interest rates related to its long-term debt. To limit the impact of interest rate changes, the Partnership has entered into fixed rate debt of 7.16% that expires in 2009. As a result, the Partnership's only interest rate risk is the opportunity loss should interest rates decline. The following table summarizes the expected maturities of the Partnership's long-term debt. As the debt was refinanced in December 1998, the Partnership believes the fair value approximates the carrying amount as the rate of the debt represents borrowing rates currently available to the Partnership for such loans with similar terms and maturities.

        Year ending December 31,
                            1999        $    57,607
                            2000             67,296
                            2001             72,276
                            2002             77,624
                            2003             83,368
                            Thereafter    6,041,829
                                        -----------
                                        $ 6,400,000
                                        -----------

The fair value of the Partnership's remaining financial instruments, consisting of cash and cash equivalents, cash held in escrow, restricted cash replacement reserves, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments and are relatively unaffected by interest rate changes or other market risks.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this report:


                                                                           Page
                                                                          Number

Independent Auditors' Report................................................F-1

Balance Sheets - At December 31, 1998 and 1997..............................F-2

Statements of Partners' Deficit - For the years ended
December 31, 1998, 1997 and 1996............................................F-2

Statements of Operations - For the years ended December 31,
1998, 1997 and 1996.........................................................F-3

Statements of Cash Flows - For the years ended December 31,
1998, 1997 and 1996.........................................................F-4

Notes to the Financial Statements...........................................F-5

Schedule III - Real Estate and Accumulated Depreciation.....................F-9


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Murray Realty Investors VII, Inc., a Texas corporation, SM7 Apartment Investors Inc., a Texas corporation ("SM7"), and Crozier Partners VII, Ltd., a Texas limited partnership, are the General Partners of the Partnership. On June 16, 1998, DA Group Holdings, Inc., a Delaware corporation and the parent company of SM7 ("DA"), and Anterra Property Investors VIII, Inc., a Texas corporation ("Anterra"), entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, Anterra purchased from DA all of the issued and outstanding shares of common stock, $1.00 par value per share, of SM7. Anterra is an affiliate of Anterra Property Investors VII, Inc. which is the general partner of Crozier Partners VII, Ltd. The following is a summary of certain information concerning the directors and executive officers of Anterra Property Investors VII, Inc., Murray Realty Investors VII, Inc. and SM7 Apartment Investors Inc., as of December 31, 1998.

Anterra Property Investors VII, Inc., general partner of Crozier Partners VII, Ltd.

Richard E. Hoffmann, 44, President, Treasurer and Director. For more than five years prior to July 15, 1990, Mr. Hoffmann was a Vice President and Treasurer of Murray Properties Company and various other affiliated companies. He resigned his position with substantially all Murray Properties Company affiliates on July 15, 1990. Mr. Hoffmann was elected Senior Vice President, Treasurer and a Director of Anterra Realty Corporation in June of 1990, and was elected President of Anterra Realty Corporation in July of 1994. He is President, Treasurer and a Director of all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Mr. Hoffmann received a Master of Business Administration degree from the University of Texas at Austin in 1979 and a B.S. from Tulane University in 1977. He is a Certified Public Accountant.

Lynn D. Maynard, 46, Executive Vice President and Director. For more than five years prior to December 26, 1989, Ms. Maynard was an officer of Murray Properties Company and various other affiliated companies. She was elected Vice President of Murray Properties Company and Murray Realty Investors, Inc. in December of 1986. Ms. Maynard resigned her positions with substantially all Murray Properties Company affiliates on December 26, 1989. Ms. Maynard was elected Senior Vice President and a Director of Anterra Realty Corporation in November 1989, and is Executive Vice President and a Director of all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Ms. Maynard received a Bachelor of Science Degree in Accounting from the University of Texas at Dallas, and is a Certified Public Accountant. She is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Dallas Chapter of Certified Public Accountants.

Murray Realty Investors VII, Inc., Corporate General Partner

Fulton Murray, 58, President and Chairman of the Board. Mr. Murray has been Chairman of the Board and Chief Executive Officer of Murray Properties Company and Murray Financial Corporation for more than five years prior to the date of this report. In addition, he is a director or officer of substantially all affiliates of Murray Properties Company. His family, or trusts for their benefit, own approximately 64% of the outstanding stock of Murray Financial Corporation, which is the parent corporation of Murray Properties Company and most of its affiliates. He holds a Bachelor of Business Administration degree in Finance from Southern Methodist University.

Charles W. Karlen, 63, Vice President. Mr. Karlen is Senior Vice President and Treasurer of Murray Financial Corporation. Prior to joining the Murray Organization in 1971, he was employed by Peat Marwick Mitchell & Co., a public accounting firm. Mr. Karlen is a Certified Public Accountant and holds a Bachelor of Business Administration degree in Accounting from the University of North Texas.

SM7 Apartment Investors Inc., Corporate General Partner

Richard E. Hoffmann, 44, President, Treasurer and Director. For more than five years prior to July 15, 1990, Mr. Hoffmann was a Vice President and Treasurer of Murray Properties Company and various other affiliated companies. He resigned his position with substantially all Murray Properties Company affiliates on July 15, 1990. Mr. Hoffmann was elected Senior Vice President, Treasurer and a Director of Anterra Realty Corporation in June of 1990, and was elected President of Anterra Realty Corporation in July of 1994. He is President, Treasurer and a Director of all other subsidiary corporations of Anterra Realty Corporation, including SM7 Apartment Investors Inc. Mr. Hoffmann received a Master of Business Administration degree from the University of Texas at Austin in 1979 and a B.S. from Tulane University in 1977. He is a Certified Public Accountant.

Lynn D. Maynard, 46, Executive Vice President and Director. For more than five years prior to December 26, 1989, Ms. Maynard was an officer of Murray Properties Company and various other affiliated companies. She was elected Vice President of Murray Properties Company and Murray Realty Investors, Inc. in December of 1986. Ms. Maynard resigned her positions with substantially all Murray Properties Company affiliates on December 26, 1989. Ms. Maynard was elected Senior Vice President and a Director of Anterra Realty Corporation in November 1989, and is Executive Vice President and a Director of all other subsidiary corporations of Anterra Realty Corporation including SM7 Apartment Investors Inc. Ms. Maynard received a Bachelor of Science Degree in Accounting from the University of Texas at Dallas, and is a Certified Public Accountant. She is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Dallas Chapter of Certified Public Accountants.

Affiliated Bankruptcies

Certain officers and directors of Murray Realty Investors VII, Inc. were also officers and directors or general partners of affiliates of Murray Realty Investors VII, Inc. which served as general partners of certain affiliated public funds which filed cases under Chapter 11 of the Federal Bankruptcy Code. Certain officers and directors of SM7 Apartment Investors Inc. were also officers and directors of companies which served as general partners of these affiliated public funds. Additionally, Fulton Murray was a general partner of a partnership that had an involuntary bankruptcy petition filed against it, which was subsequently dismissed. All the partnerships which commenced cases under the Federal Bankruptcy Code owned real estate that was secured by significant amounts of debt. As a result of the dramatic decline in the economy and overbuilding in the markets in which those partnerships held real estate, those partnerships were unable to meet their scheduled debt payments and commenced bankruptcy cases to protect each partnerships' properties from foreclosure by the lenders to such partnerships.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has not paid and does not propose to pay any cash compensation, bonuses or deferred compensation, compensation pursuant to retirement or other plans, or other compensation to the officers, directors, or partners of the General Partners. The General Partners and their affiliates receive various fees and distributions. See Item 13. "Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their affiliates during the year ended December 31, 1998.

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
Interest, $1,000          Wilden Trust               (owned beneficially
per Interest              130 E. Main St., #299         and of record)
                          Medford, OR 97501-6004

      (b) No General Partner or any officer or director of a General Partner beneficially owned or owned of record directly or indirectly any Interests as of December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a) During the years ended December 31, 1998, 1997 and 1996, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property management fees, in the amounts of $11,385, $1,262 and $7,132, respectively.

           On January 1, 1990, Murray Management Corporation retained Anterra Management Corporation, an affiliate of the general partners, to provide certain administrative and management services with respect to the Partnership and its Properties. Anterra Management Corporation is a real estate related service company formed by former executive officers of Murray and its affiliates, and earned property management fees of $67,759, $52,420 and $55,489 for the years ended December 31, 1998, 1997 and 1996, respectively.

           Effective January 1, 1997, the Partnership began reimbursing certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership. In prior years, affiliates of a General Partner had voluntarily absorbed these expenses.

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

        (b) Reports on Form 8-K filed during the last quarter of the fiscal year:

                            Form 8-K filed December 14, 1998 reporting refinancing on December 3, 1998 of the Partnership's mortgage note payable.

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

                    3 Agreement of Limited Partnership of Shearson-Murray Real Estate Fund VII, Ltd., as amended as of September 30, 1983. Reference is made to Form 8-K filed with the Securities and Exchange Commission on October 26, 1983. Reference is made to Exhibit A to the Prospectus dated June 10, 1983 contained in Amendment No. 3 to Partnership's Form S-11 Registration Statement filed with the Securities and Exchange Commission June 10, 1983.

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

                   10b Loan Agreement between S/M Real Estate Fund VII, Ltd. and General Electric Capital Corporation, dated December 3, 1998. (Incorporated by reference from
                            Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 14, 1998).

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

                   28b Pages 10-18 of the Prospectus dated June 10, 1983, contained in Amendment No. 3 to Partnership's Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28b of the Registrant's Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

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

                  99d $6,400,000 Promissory Note, dated December 3, 1998. (Incorporated by reference from Exhibit 99.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 14, 1998).

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


                                 S/M REAL ESTATE FUND VII, LTD.

                                 BY: SM7 APARTMENT INVESTORS INC.
                                     A General Partner



Date:  March 26, 1999
                                 BY: /s/ Richard E. Hoffmann
                                    -----------------------------
                                     Richard E. Hoffmann
                                     Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following members of the Board of Directors and officers of SM7 Apartment Investors Inc., a corporate general partner of the registrant, on behalf of the Registrant in the capacities and on the dates indicated.




Date:  March 26, 1999
                                       BY: /s/ Richard E. Hoffmann
                                          --------------------------------------
                                           Richard E. Hoffmann
                                           President, Director and Treasurer


Date:  March 26, 1999
                                       BY: /s/ Lynn D. Maynard
                                          --------------------------------------
                                           Lynn D, Maynard
                                           Executive Vice President and Director


Date:  March 26, 1999
                                       BY: /s/ Sandy Robison
                                          --------------------------------------
                                           Chief Financial Officer and Secretary

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



                               BY: CROZIER PARTNERS VII, LTD.
                                   A general partner

                               BY: ANTERRA PROPERTY INVESTORS VII, INC.,
                                   General Partner of Crozier Partners VII, Ltd.



Date:  March 26, 1999
                               BY: /s/ Richard E. Hoffman
                                  --------------------------------------
                                   Richard E. Hoffman
                                   President, Director and Treasurer



Date:  March 26, 1999
                               BY: /s/ Lynn D. Maynard
                                  --------------------------------------
                                   Lynn D. Maynard
                                   Executive Vice President and Director

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

                                         MURRAY REALTY INVESTORS VII, INC.
                                         A General Partner





Date:  March 26, 1999
                                         BY: /s/ Fulton Murray
                                            -----------------------------------
                                             Fulton Murray
                                             President and Chairman of the Board





Date:  March 26, 1999
                                         BY: /s/ Charles W. Karlen
                                            -----------------------------------
                                             Charles W. Karlen
                                             Vice President

                                INDEX TO EXHIBITS

Document
 Number           Description


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

     3 Agreement of Limited Partnership of Shearson-Murray Real Estate Fund VII, Ltd., as amended as of September 30, 1983. Reference is made to Form 8-K filed with the Securities and Exchange Commission on October 26, 1983. Reference is made to Exhibit A to the Prospectus dated June 10, 1983 contained in Amendment No. 3 to Partnership's Form S-11 Registration Statement filed with the Securities and Exchange Commission June 10, 1983.

     10a Assignment and Assumption Agreement between Murray Management Corporation and Anterra Management Corporation for property management and leasing services dated January 1, 1990. Reference is made to Exhibit 10u to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1989 filed with the Securities and Exchange Commission May 15, 1990.

     10b Loan Agreement between S/M Real Estate Fund VII, Ltd. and General Electric Capital Corporation, dated December 3, 1998. Reference is made to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.

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

     28b Pages 10-18 of the Prospectus dated June 10, 1983, contained in Amendment No. 3 to Partnership's Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28b of the Registrant's Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

     99a Compromise Settlement Agreement between S/M Real Estate Fund VII, Ltd. and Federal National Mortgage Association, dated May 6, 1996. Reference is made to Exhibit 99.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

     99b          $5,830,000 Multifamily Note and Addendum, dated May 30, 1996.
                  Reference is made to Exhibit 99.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

     99c $681,142 Subordinate Multifamily Note and Addendum, dated May 30, 1996. Reference is made to Exhibit 99.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

     99d $6,400,000 Promissory Note, dated December 3, 1998. Reference is made to Exhibit 99.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.

--------------------------------------------------------------------------------
                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S/M Real Estate Fund VII, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                   KPMG LLP

Dallas, Texas
February 12, 1999

S/M REAL ESTATE FUND VII, LTD.

=============================================================================================
BALANCE SHEETS                                              AT DECEMBER 31,   AT DECEMBER 31,
                                                                       1998              1997
---------------------------------------------------------------------------------------------
ASSETS
Real estate, at cost:
   Land                                                         $   962,216       $   962,216
   Buildings and improvements                                     7,707,214         7,663,486
                                                                -----------       -----------
                                                                  8,669,430         8,625,702
   Less accumulated depreciation                                 (5,587,802)       (5,199,331)
                                                                -----------       -----------
                                                                  3,081,628         3,426,371

Cash and cash equivalents                                           274,735           209,924
Cash held in escrow                                                  35,987           201,966
Restricted cash - replacement reserve                               114,375            88,004
Accounts receivable                                                   6,311             1,987
Other assets                                                         72,108            13,928
                                                                -----------       -----------
     TOTAL ASSETS                                               $ 3,585,144       $ 3,942,180
                                                                ===========       ===========

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                                  $ 6,400,000       $ 5,738,101
   Second mortgage note payable (less unamortized discount
     based on imputed interest rate of 10.5%)                            --           459,550
   Accounts payable:
     Trade                                                           13,374             5,814
     Affiliates                                                      60,070            40,664
   Accrued expenses and other liabilities                            52,796           210,422
                                                                -----------       -----------
     Total Liabilities                                            6,526,240         6,454,551
                                                                -----------       -----------
Partners' Deficit:
   General Partners                                                (116,023)         (111,736)
   Limited Partners (11,080 units outstanding)                   (2,825,073)       (2,400,635)
                                                                -----------       -----------
     Total Partners' Deficit                                     (2,941,096)       (2,512,371)
                                                                -----------       -----------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT                    $ 3,585,144       $ 3,942,180
                                                                ===========       ===========



===================================================================================
STATEMENTS OF PARTNERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                            GENERAL        LIMITED
                                           PARTNERS        PARTNERS       TOTAL
                                         -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1995             $  (106,172)   $(1,849,805)   $(1,955,977)
Net Loss                                      (1,391)      (137,746)      (139,137)
                                         -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1996             $  (107,563)   $(1,987,551)   $(2,095,114)
Net Loss                                      (4,173)      (413,084)      (417,257)
                                         -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1997             $  (111,736)   $(2,400,635)   $(2,512,371)
Net Loss                                      (4,287)      (424,438)      (428,725)
                                         -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1998             $  (116,023)   $(2,825,073)   $(2,941,096)
                                         ===========    ===========    ===========


See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.

====================================================================================
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,                  1998           1997           1996
------------------------------------------------------------------------------------
INCOME
Rental                                     $ 1,351,810    $ 1,310,235    $ 1,311,406
Interest and other                               8,718         16,888         29,985
                                           -----------    -----------    -----------
     Total Income                            1,360,528      1,327,123      1,341,391
                                           -----------    -----------    -----------
EXPENSES
Property operating                             622,700        632,243        670,974
Interest                                       739,720        617,680        612,738
Depreciation and amortization                  388,981        377,494        372,317
General and administrative                     105,490        116,963         50,610
                                           -----------    -----------    -----------
     Total Expenses                          1,856,891      1,744,380      1,706,639
                                           -----------    -----------    -----------
     Loss before extraordinary item           (496,363)      (417,257)      (365,248)
                                           -----------    -----------    -----------
EXTRAORDINARY ITEM
Gain on debt restructuring                      67,638             --        226,111
                                           -----------    -----------    -----------
     NET LOSS                              $  (428,725)   $  (417,257)   $  (139,137)
                                           ===========    ===========    ===========
NET LOSS ALLOCATED:
   To the General Partners                 $    (4,287)   $    (4,173)   $    (1,391)
   To the Limited Partners                    (424,438)      (413,084)      (137,746)
                                           -----------    -----------    -----------
                                           $  (428,725)   $  (417,257)   $  (139,137)
                                           ===========    ===========    ===========
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)
Net loss before extraordinary item         $    (44.35)   $    (37.28)   $    (32.63)
Extraordinary item                                6.04             --          20.20
                                           -----------    -----------    -----------
     NET LOSS                              $    (38.31)   $    (37.28)   $    (12.43)
                                           ===========    ===========    ===========

See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.


========================================================================================================
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,                                   1998           1997           1996
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $  (428,725)   $  (417,257)   $  (139,137)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                   388,981        377,494        372,317
   Extraordinary gain on debt restructuring                        (67,638)            --       (226,111)
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
     Cash held in escrow                                           165,979       (107,050)        10,985
     Accounts receivable                                            (4,324)           199         (1,385)
     Other assets                                                    2,439         (1,757)         9,989
     Accounts payable                                               26,966          4,084        (23,409)
     Accrued expenses and other liabilities                       (157,626)        78,213        (44,241)
                                                               -----------    -----------    -----------
Net cash used in operating activities                              (73,948)       (66,074)       (40,992)
                                                               -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash - replacement reserve                  (26,371)        (9,659)       (78,345)
Additions to real estate                                           (43,728)       (25,383)        (2,478)
                                                               -----------    -----------    -----------
Net cash used in investing activities                              (70,099)       (35,042)       (80,823)
                                                               -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal on first mortgage note payable            (5,738,101)       (59,694)       (32,205)
Payment of principal and amortization of discount
   on second mortgage note payable                                (391,912)         7,802          4,188
Additions to first mortgage note payable                         6,400,000             --             --
Refinancing costs                                                  (61,129)            --       (123,230)
Payment of interest payable                                             --             --       (300,000)
                                                               -----------    -----------    -----------
Net cash provided by (used in) financing activities                208,858        (51,892)      (451,247)
                                                               -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                64,811       (153,008)      (573,062)
Cash and cash equivalents, beginning of year                       209,924        362,932        935,994
                                                               -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $   274,735    $   209,924    $   362,932
                                                               ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                         $   726,631    $   569,878    $   908,550
                                                               -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building improvements           $        --    $     5,783    $     9,535
                                                               -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Refinancing costs funded through accrued expenses              $        --    $        --    $    50,137
                                                               -----------    -----------    -----------

See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

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

On June 16, 1998, DA Group Holdings, Inc., a Delaware corporation ("DA"), and Anterra Property Investors VIII, Inc., a Texas corporation ("Anterra"), entered into a Stock Purchase Agreement (the "Stock Agreement"). Pursuant to the Stock Agreement, Anterra purchased from DA all of the issued and outstanding shares of common stock, $1.00 par value per share, of SM7 Apartment Investors, Inc. Anterra is an affiliate of Anterra Property Investors VII, Inc., which is a general partner of Crozier Partners VII, Ltd.

2. LIQUIDITY

As a result of the recent refinancing, see Note 6, and anticipated reductions in general and administrative expenses, the General Partners currently expect funds from operations to pay all obligations for 1999, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

3. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Income is recognized as earned and expenses are recorded as obligations are incurred.

REAL ESTATE INVESTMENT The real estate investment, which consists of land, apartment buildings, building improvements and furniture, fixtures and equipment, is recorded at cost less accumulated depreciation. Cost includes the initial purchase price of the property plus acquisition costs. Depreciation is computed using the straight-line method based on estimated useful lives of the related assets ranging from three to twenty-one years.

IMPAIRMENT OF LONG-LIVED ASSETS The Partnership assesses its real estate investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. Recoverability of real estate to be held and used is measured by a comparison of the carrying amount of the real estate to future net cash flows (undiscounted and without interest) expected to be generated by the real estate. If the real estate is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the real estate exceeds the fair value of the real estate.

LEASE REVENUE The Partnership has determined that all leases associated with the rental of space at the investment property are operating leases. Leases on the Partnership's property typically have a term of one year or less.

CASH AND CASH EQUIVALENTS Cash and cash equivalents consist of short-term highly liquid investments which have maturities of three months or less from the date of issuance. The carrying value approximates fair value because of the short maturity of these instruments.

INCOME TAXES The Partnership distributes all profits, losses and other taxable items to the individual partners. No provision for income taxes is made in the financial statements of the Partnership since the liability for such taxes is that of the partners rather than the Partnership.

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT Net income (loss) per limited partnership unit is based upon the limited partnership interests outstanding at year-end and the net income (loss) allocated to the limited partners (the "Limited Partners").

S/M REAL ESTATE FUND VII, LTD.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

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

5. REAL ESTATE INVESTMENTS

On July 29, 1983, the Partnership acquired Fifth Avenue Apartments ("Fifth Avenue"), a 198-unit apartment complex located in San Antonio, Texas. As of December 31, 1998 and 1997, Fifth Avenue was 93% and 95% occupied, respectively.

6. MORTGAGE NOTES PAYABLE

On December 3, 1998, the Partnership refinanced the mortgage note payable with General Electric Capital Corporation (the "Lender") on Fifth Avenue. In accordance with the terms of the Loan Agreement (the "Agreement"), the principal balance of the original mortgage totaling $6,400,000 is due in ten years and will bear interest at an interest rate of 7.16% (the "New First Mortgage"). Under the terms of the New First Mortgage, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 commencing on February 1, 1999 until maturity on January 1, 2009, at which time the entire outstanding principal balance is due. As a part of the refinancing, the previous lender forgave $181,142 of debt, resulting in a gain on debt restructuring of $67,638, and required the Partnership to pay a $139,223 prepayment penalty.

Per the terms of the New First Mortgage, the Partnership was required to deposit with the Lender the amount of $114,375 which shall be held by Lender for the completion of certain required repairs.

The previous first and second mortgage (the "Previous Mortgage") had been executed under a modification and extension agreement (the "Modification Agreement") on May 30, 1996 with Federal National Mortgage Association (the "Previous Lender"). At the time the Modification Agreement was executed the first mortgage had an aggregate balance of $7,111,142, representing $5,830,000 in original principal and $1,281,142 in accrued interest. In accordance with the terms of the Modification Agreement, the first mortgage of $5,830,000 had an

S/M REAL ESTATE FUND VII, LTD.

interest rate of 9.875% with fixed monthly payments of principal and interest in the amount of $52,464 and the first mortgage's maturity date was June 1, 2001 (the "Previous First Mortgage").

The accrued interest on the first mortgage in the amount of $1,281,142 was converted into a second mortgage which was coterminous with the Previous First Mortgage (the "Previous Second Mortgage"). Upon execution of the Modification Agreement, the Partnership made a $300,000 payment to the Lender, at which time the Lender reduced the Previous Second Mortgage balance to $681,142. The Previous Second Mortgage was non-interest bearing and scheduled to be fully amortized over the five-year term and pre-payable at any time. Under the terms of the Previous Second Mortgage, payments of principal, in monthly installments of $3,333 were due commencing on July 1, 1996, and continuing through June 1, 1998, $5,000 per month beginning July 1, 1998 and continuing through June 1, 2000, and $8,333 per month beginning July 1, 2000 and continuing until maturity on June 1, 2001. Pursuant to the Modification Agreement, if $500,000 in principal payments have been received unconditionally and irrevocably by the Lender, the Previous Second Mortgage's remaining unpaid principal in the amount $181,142 would be forgiven by the Lender.

The following represents principal payments required under the New First Mortgage for the five years subsequent to December 31, 1998:

            Year ending December 31,
                                1999               $57,607
                                2000                67,296
                                2001                72,276
                                2002                77,624
                                2003                83,368

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value as of the balance sheet dates.

7. TRANSACTIONS WITH RELATED PARTIES

During the years ended December 31, 1998, 1997 and 1996, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property management fees, in the amounts of $11,385, $1,262 and $7,132, respectively.

Effective January 1, 1997, the Partnership began reimbursing certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership. In prior years, affiliates of a General Partner had voluntarily absorbed these expenses.

On January 1, 1990, Murray Management Corporation subcontracted Anterra Management Corporation to provide certain administrative and management services with respect to the Partnership. Anterra Management Corporation is a real estate management company and an affiliate of the general partners, and earned property management fees of $67,759, $52,420 and $55,489 for the years ended December 31, 1998, 1997 and 1996, respectively.

S/M REAL ESTATE FUND VII, LTD.

8. RECONCILIATION OF FINANCIAL STATEMENT NET LOSS AND PARTNERS' DEFICIT TO FEDERAL INCOME TAX BASIS NET LOSS AND PARTNERS' DEFICIT

The following is a reconciliation of the net loss for financial statement purposes to federal income tax basis net loss for the years ended December 31, 1998, 1997 and 1996:

                                                                      1998         1997         1996
-----------------------------------------------------------------------------------------------------
Net loss for financial statements purposes                       $(428,725)   $(417,257)   $(139,137)
Financial statement depreciation over tax
         basis depreciation                                        170,694      167,854       32,479

Financial statement gain on debt restructuring over
tax basis                                                          (67,638)          --     (226,111)

Federal income tax basis interest expense under financial
statement interest expense                                              --       58,900       37,676

Other                                                                1,739         (536)      42,406
                                                                 ---------    ---------    ---------
Federal income tax basis net loss under (over) financial
         statement net income                                      104,795      226,218     (113,550)
                                                                 ---------    ---------    ---------
Federal income tax basis net loss                                $(323,930)   $(191,039)   $(252,687)
                                                                 =========    =========    =========


Reconciliation of financial statement partners' deficit to federal income tax basis partners' deficit for the years ended December 31, 1998, 1997 and 1996:

                                                                      1998           1997           1996
---------------------------------------------------------------------------------------------------------
Financial statement basis partners' deficit                    $(2,941,096)   $(2,512,371)   $(2,095,114)

Current year federal income tax basis net loss
         under (over) financial statement net loss                 104,795        226,218       (113,550)

Cumulative federal income tax basis net loss
         over financial statement net loss                      (1,728,037)    (1,954,255)    (1,840,705)
                                                               -----------    -----------    -----------
Federal income tax basis partners' deficit                     $(4,564,338)   $(4,240,408)   $(4,049,369)
                                                               ===========    ===========    ===========


Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

S/M REAL ESTATE FUND VII, LTD.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998

                                                      FIFTH AVENUE
OFFICE BUILDINGS:                                       APARTMENTS
                                                        ----------
Location                                           San Antonio, TX

Date of construction                                          1982
Acquisition date                                              1983
Life on which depreciation in
latest income statements is computed                  3 - 21 years
Encumbrances                                           $ 6,400,000
Initial cost to Partnership (1):
     Land                                                  962,216
     Building and
     improvements                                        7,512,710
Costs capitalized subsequent to acquisition:
     Land, buildings
     and improvements                                      209,822
Retirements                                                (15,318)
Gross amount at which
carried at close of period (2):
     Land                                             $    962,216
     Building and
     improvements                                        7,707,214
                                                      ------------
                                                      $  8,669,430
                                                      ------------
Accumulated depreciation                              $  5,587,802
                                                      ------------

(1) The initial cost to the Partnership represents the original purchase price of the property.

(2) The aggregate cost of real estate at December 31, 1998 and 1997 and 1996, for Federal income tax purposes is $8,831,189, $8,787,461 and $8,762,079, respectively.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1998, 1997, and 1996 follows:

                                                  1998          1997           1996
-----------------------------------------------------------------------------------
REAL ESTATE INVESTMENTS:
Beginning of year                          $ 8,625,702   $ 8,606,102    $ 8,613,159
Additions                                       43,728        25,383          2,478
Retirements                                         --        (5,783)        (9,535)
                                           -----------   -----------    -----------
End of year                                $ 8,669,430   $ 8,625,702    $ 8,606,102
                                           -----------   -----------    -----------

ACCUMULATED DEPRECIATION:
Beginning of year                          $ 5,199,331   $ 4,827,620    $ 4,464,838
Depreciation expense                           388,471       377,494        372,317
Retirements                                         --        (5,783)        (9,535)
                                           -----------   -----------    -----------
End of year                                $ 5,587,802   $ 5,199,331    $ 4,827,620
                                           -----------   -----------    -----------

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                           DESCRIPTION
 ------                           -----------

  27                     Financial Data Schedule