Form 10-Q
period 1999-03-31
S/M REAL ESTATE FUND VII LTD/TX
filed 1999-05-12
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

 or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                 For the Transition period from        to
                                                ------    ------

                         COMMISSION FILE NUMBER: 0-11779


                         S/M REAL ESTATE FUND VII, LTD.
              ----------------------------------------------------
              Exact name of registrant as specified in its charter


            Texas                                            75-1845682
---------------------------------                        -------------------
 (State or other jurisdiction                             (I.R.S. Employer
of incorporation of organization)                        Identification No.)



5520 LBJ Freeway, Suite 500, Dallas, Texas                         75240
------------------------------------------                       ----------
 (Address of principal executive offices)                        (Zip code)

                                 (972) 404-7100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---    ---

S/M REAL ESTATE FUND VII LTD.



---------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS                                                              AT MARCH 31,         AT DECEMBER 31,
                                                                                    1999                    1998
                                                                             (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Real estate, at cost:
   Land                                                                     $    962,216            $    962,216
   Building and improvements                                                   7,751,580               7,707,214
                                                                           -------------------------------------
                                                                               8,713,796               8,669,430
   Less accumulated depreciation                                              (5,686,279)             (5,587,802)
                                                                           -------------------------------------
                                                                               3,027,517               3,081,628

Cash and cash equivalents                                                        203,463                 274,735
Cash held in escrow                                                               87,292                  35,987
Restricted cash - replacement reserve                                            126,090                 114,375
Accounts receivable                                                                3,529                   6,311
Other assets                                                                      63,897                  72,108
---------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                           $  3,511,788            $  3,585,144
===========================================================================================================================
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                                              $  6,384,660            $  6,400,000
   Accounts payable:
     Trade                                                                        35,900                  13,374
     Affiliates                                                                   43,731                  60,070
   Accrued expenses and other liabilities                                         74,565                  52,796
                                                                           -------------------------------------
     Total Liabilities                                                         6,538,856               6,526,240
                                                                           -------------------------------------
Partners' Deficit:
   General Partners                                                             (116,883)               (116,023)
   Limited Partners (11,080 units outstanding)                                (2,910,185)             (2,825,073)
                                                                           -------------------------------------
     Total Partners' Deficit                                                  (3,027,068)             (2,941,096)
---------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT                                $  3,511,788            $  3,585,144
===========================================================================================================================





---------------------------------------------------------------------------------------------------------------------------
STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1999                            GENERAL          LIMITED
                                                                    PARTNERS         PARTNERS              TOTAL
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                                     $  (116,023)   $  (2,825,073)      $ (2,941,096)
Net loss                                                                (860)         (85,112)           (85,972)
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                                        $  (116,883)   $  (2,910,185)      $ (3,027,068)
===========================================================================================================================


See accompanying notes to the financial statements.                            2

S/M REAL ESTATE FUND VII LTD.


STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,                                              1999                    1998
----------------------------------------------------------------------------------------------------------------
INCOME
Rental                                                                       $   326,448              $  332,646
Interest and other                                                                 2,994                   2,841
                                                                            ------------------------------------
     Total Income                                                                329,442                 335,487
----------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                                                               173,344                 170,348
Interest                                                                         114,468                 153,611
Depreciation and amortization                                                    100,005                  93,729
General and administrative                                                        27,597                  23,888
                                                                            ------------------------------------
     Total Expenses                                                              415,414                 441,576
----------------------------------------------------------------------------------------------------------------
     NET LOSS                                                                $   (85,972)             $ (106,089)
================================================================================================================
NET LOSS ALLOCATED:
   To the General Partners                                                   $      (860)             $   (1,061)
   To the Limited Partners                                                       (85,112)               (105,028)
----------------------------------------------------------------------------------------------------------------
                                                                             $   (85,972)             $ (106,089)
================================================================================================================
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)                                                             $ (7.68)                $ (9.48)
----------------------------------------------------------------------------------------------------------------


See accompanying notes to the financial statements.                            3

S/M REAL ESTATE FUND VII LTD.


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,                                              1999                     1998
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $   (85,972)             $  (106,089)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                                 100,005                   93,729
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
     Cash held in escrow                                                         (51,305)                  88,699
     Accounts receivable                                                           2,782                      547
     Other assets                                                                  6,683                    8,357
     Accounts payable                                                              6,187                    6,993
     Accrued expenses and other liabilities                                       21,769                  (99,371)
                                                                            -------------------------------------
Net cash provided by (used in) operating activities                                  149                  (7,135)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash - replacement reserve                                (11,715)                 (12,375)
Additions to real estate                                                         (44,366)                      --
                                                                            -------------------------------------
Net cash used in investing activities                                            (56,081)                 (12,375)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal on first mortgage note payable                             (15,340)                 (15,864)
Amortization of discount on second mortgage note payable                              --                    2,081
                                                                            -------------------------------------
Net cash used in financing activities                                            (15,340)                 (13,783)
-----------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                        (71,272)                 (33,293)
Cash and cash equivalents, beginning of period                                   274,735                  209,924
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                     $   203,463              $   176,631
=================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                     $   114,468              $   153,611
-----------------------------------------------------------------------------------------------------------------


See accompanying notes to the financial statements.                            4

S/M REAL ESTATE FUND VII, LTD.


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with S/M Real Estate Fund VII, Ltd.'s (the "Partnership") annual 1998 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998, cash flows for the three months ended March 31, 1999 and 1998, and the statement of partners' deficit for the three months ended March 31, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

During the three months ended March 31, 1999 and 1998, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property management fees, in the amounts of $2,193 and $669, respectively. Management fees earned were $13,169 and $13,412 for the three months ended March 31, 1999 and 1998, respectively.

S/M REAL ESTATE FUND VII, LTD.


PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
In order to improve the financial condition of the Partnership and provide much needed funds for exterior improvements on Fifth Avenue, on December 3, 1998, the Partnership refinanced the mortgage note payable on Fifth Avenue (the "Refinancing"). In accordance with the terms of the Loan Agreement between the Partnership and General Electric Capital Corporation (the "Loan Agreement"), the principal balance of the original mortgage totaling $6,400,000 is due January 1, 2009 and bears interest at a rate of 7.16% (the "New First Mortgage"). The previous first and second mortgage (the "Previous Mortgage") had a combined balance of $6,259,810 at an average interest rate of 8.97%. In spite of having a slightly higher principal loan amount, the Partnership reduced the total debt service payments in 1999 from $689,572 to $519,231, a reduction of $170,341.

Under the terms of the New First Mortgage with General Electric Capital Corporation (the "Lender"), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 commencing on February 1, 1999 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the Loan Agreement, the Partnership was required to deposit certain amounts into escrow for the completion of certain required repairs to Fifth Avenue.

Cash and cash equivalents totaled $203,463 at March 31, 1999, compared to $274,735 at December 31, 1998. The $71,272 decrease is primarily attributable to cash used for additions to real estate.

Cash held in escrow increased to $87,292 at March 31, 1999 from $35,987 at December 31, 1998. The $51,305 increase is primarily attributable to contributions to the insurance and real estate tax escrow, as required in the Partnership's Loan Agreement.

Restricted cash - replacement reserve increased to $126,090 at March 31, 1999, from $114,375 at December 31, 1998. The $11,715 increase is primarily attributable to contributions to the replacement reserve in accordance with the terms of the Loan Agreement.

Other assets decreased from $72,108 at December 31, 1998, to $63,897 at March 31, 1999. The decrease is primarily due to a decrease in prepaid insurance.

Accounts receivable totaled $3,529 at March 31, 1999, compared to $6,311 at December 31, 1998. The decrease is primarily attributable to the timing of tenant rental receipts. Accounts payable totaled $79,631 at March 31, 1999, compared to $73,444 at December 31, 1998. The increase is primarily attributable to the timing of payments associated with fixed asset expenditures, repairs and maintenance for apartment preparation and administrative expenses.

Accrued expenses and other liabilities totaled $74,565 at March 31, 1999, compared to $52,796 at December 31, 1998. The change is primarily attributable to the timing of payments for real estate taxes, audit and tax fees, and administrative costs.

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

Results of Operations
Results of operations resulted in a net loss of $85,972 for the three-month period ended March 31, 1999, compared with a net loss of $106,089 for the three-month period ended March 31, 1998. The decrease from 1998 to 1999 is primarily attributable to a decrease in interest expense associated with the Refinancing in December 1998.

Rental income totaled $326,448 for the three-month period ended March 31, 1999, compared with $332,646 for the three-month period ended March 31, 1998. The decrease is due primarily to lower average occupancy at Fifth Avenue. Occupancy at Fifth Avenue averaged approximately 92% for the three-month period ended

S/M REAL ESTATE FUND VII, LTD.


March 31, 1999, compared to approximately 95% for the corresponding period in 1998. The average rental income per occupied square foot at Fifth Avenue was $8.45 for the three-month period ended March 31, 1999, compared to $8.25 for the corresponding period in 1998.

Total expenses for the three-month period ended March 31, 1999 were $415,414 compared to $441,576 for the three-month period ended March 31, 1998. The decrease is due to a decrease in interest expense, which was partially offset by increases in all other expense areas.

Property operating expenses consisted primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three-month period ended March 31, 1999 were $173,344 compared to $170,348 for the three-month period ended March 31, 1998. The increase is primarily attributable to higher repair and maintenance costs for apartment preparation, which was partially offset by lower real estate taxes.

Interest expense totaled $114,468 for the three-month period ended March 31, 1999, compared to $153,611 for the three-month period ended March 31, 1998. The decrease is primarily attributable to the Refinancing in December 1998 described above.

General and administrative expenses for the three-month period ended March 31, 1999 were $27,597 compared to $23,888 for the three-month period ended March 31, 1998. The increase is due primarily to higher legal fees.

Year 2000 Issues
The Partnership recognized that the arrival of the Year 2000 poses a unique challenge to the ability of an information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. Through March 31, 1999, the Partnership has assessed and made certain changes to provide for continued functionality of its systems and has evaluated the readiness of the Partnership's external entities, such as vendors, customers, payment systems and others. Due to the nature and extent of the Partnership's operations that are potentially affected by Year 2000 issues, the Partnership does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Partnership. There can be no assurance, however, that Year 2000 issues will not adversely effect the Partnership or its business. The Partnership believes that the cost to make appropriate changes to its internal and external systems will not be significant and that such costs will be funded completely through operations.

General
Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.


PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information related to the market risk of the Partnership since December 31, 1998.

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

                           27         Financial Data Schedule.  Filed herewith.

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

                           (b) Reports on Form 8-K - No reports on Form 8-K were
                               filed during the quarter ended  March 31, 1999.

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



                                      S/M REAL ESTATE FUND VII, LTD.

                                  BY: SM7 APARTMENT INVESTORS INC.
                                      A General Partner


Date: May 12, 1999                    BY:      /s/ Richard E. Hoffmann
                                               ---------------------------------
                                      Name:    Richard E. Hoffmann
                                      Title:   Director, President and Treasurer



                                  BY: MURRAY REALTY INVESTORS VII, INC.
                                      A General Partner


Date:  May 12, 1999                   BY:      /s/ Charles W. Karlen
                                               ---------------------------------
                                      Name:    Charles W. Karlen
                                      Title:   Vice President

                                INDEX TO EXHIBITS


Document
 Number           Description
--------          -----------
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