Form 10-Q
period 1999-06-30
S/M REAL ESTATE FUND VII LTD/TX
filed 1999-08-11
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)
     [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       or

     [ ]    Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Transition period from ______ to ______


                         COMMISSION FILE NUMBER: 0-11779


                         S/M REAL ESTATE FUND VII, LTD.
              Exact Name of Registrant as Specified in its Charter


                            Texas                                                         75-1845682
                            -----                                                         ----------
(State or other jurisdiction of incorporation of organization)             (I.R.S. Employer Identification No.)

          5520 LBJ Freeway, Suite 500, Dallas, Texas                                         75240
          ------------------------------------------                                         -----
           (Address of principal executive offices)                                         (Zip code)

                                 (972) 404-7100
                    ---------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

S/M REAL ESTATE FUND VII, LTD.

BALANCE SHEETS                                      AT JUNE 30,    AT DECEMBER 31,
                                                       1999              1998
                                                    (UNAUDITED)
                                                    -----------    --------------
ASSETS Real estate, at cost:
   Land                                             $   962,216      $   962,216
   Building and improvements                          7,774,817        7,707,214
                                                    -----------      -----------
                                                      8,737,033        8,669,430
   Less accumulated depreciation                     (5,741,256)      (5,587,802)
                                                    -----------      -----------
                                                      2,995,777        3,081,628

Cash and cash equivalents                               159,310          274,735
Cash held in escrow                                     116,819           35,987
Restricted cash - replacement reserve                    63,276          114,375
Accounts receivable                                       3,172            6,311
Other assets                                             77,768           72,108
                                                    -----------      -----------
     TOTAL ASSETS                                   $ 3,416,122      $ 3,585,144
                                                    ===========      ===========
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                      $ 6,370,321      $ 6,400,000
   Accounts payable:
     Trade                                               22,008           13,374
     Affiliates                                          40,665           60,070
   Accrued expenses and other liabilities               106,245           52,796
                                                    -----------      -----------
     Total Liabilities                                6,539,239        6,526,240
                                                    -----------      -----------
Partners' Deficit:
   General Partners                                    (117,843)        (116,023)
   Limited Partners (11,080 units outstanding)       (3,005,274)      (2,825,073)
                                                    -----------      -----------
     Total Partners' Deficit                         (3,123,117)      (2,941,096)
                                                    -----------      -----------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT        $ 3,416,122      $ 3,585,144
                                                    ===========      ===========


STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                   GENERAL          LIMITED
                                   PARTNERS         PARTNERS         TOTAL
                                 -----------      -----------      -----------
BALANCE AT DECEMBER 31, 1998     $  (116,023)     $(2,825,073)     $(2,941,096)
Net loss                              (1,820)        (180,201)        (182,021)
                                 -----------      -----------      -----------
BALANCE AT JUNE 30, 1999         $  (117,843)     $(3,005,274)     $(3,123,117)
                                 ===========      ===========      ===========


See accompanying notes to the financial statements.                            2

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                     1999           1998           1999           1998
                                  ---------      ---------      ---------      ---------
INCOME
Rental                            $ 331,126      $ 331,677      $ 657,574      $ 664,323
Interest and other                    1,842          2,419          4,836          5,260
                                  ---------      ---------      ---------      ---------
     Total Income                   332,968        334,096        662,410        669,583
                                  ---------      ---------      ---------      ---------
EXPENSES
Property operating                  201,436        136,022        374,780        306,370
Interest                            115,469        153,271        229,937        306,882
Depreciation and amortization       100,775         98,109        200,780        191,838
General and administrative           11,337         44,238         38,934         68,126
                                  ---------      ---------      ---------      ---------
     Total Expenses                 429,017        431,640        844,431        873,216
                                  ---------      ---------      ---------      ---------
NET LOSS                          $ (96,049)     $ (97,544)     $(182,021)     $(203,633)
                                  =========      =========      =========      =========
NET LOSS ALLOCATED:
To the General Partners           $    (960)     $    (975)     $  (1,820)     $  (2,036)
To the Limited Partners             (95,089)       (96,569)      (180,201)      (201,597)
                                  ---------      ---------      ---------      ---------
                                  $ (96,049)     $ (97,544)     $(182,021)     $(203,633)
                                  =========      =========      =========      =========
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)              $   (8.58)     $   (8.72)     $  (16.26)     $  (18.19)
                                  ---------      ---------      ---------      ---------


See accompanying notes to the financial statements.                            3

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,                                                  1999           1998
                                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $(182,021)     $(203,633)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                                  200,780        191,838
   Loss on retirement of asset                                                     14,410             --
   Increase (decrease) in cash arising from changes in operating assets and liabilities:
     Cash held in escrow                                                          (80,832)        34,804
     Accounts receivable                                                            3,139             52
     Other assets                                                                  (8,716)       (12,464)
     Accounts payable                                                             (10,771)        52,963
     Accrued expenses and other liabilities                                        53,449        (66,490)
                                                                                ---------      ---------
Net cash used in operating activities                                             (10,562)        (2,930)
                                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash - replacement reserve                                  51,099         10,881
Additions to real estate                                                         (126,283)       (22,139)
                                                                                ---------      ---------
Net cash used in investing activities                                             (75,184)       (11,258)
                                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal on first mortgage note payable                              (29,679)       (32,122)
Amortization of discount on second mortgage note payable                               --          2,551
                                                                                ---------      ---------
Net cash used in financing activities                                             (29,679)       (29,571)
                                                                                ---------      ---------
Net decrease in cash and cash equivalents                                        (115,425)       (43,759)
Cash and cash equivalents, beginning of period                                    274,735        209,924
                                                                                ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 159,310      $ 166,165
                                                                                =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                        $ 229,937      $ 306,882
                                                                                ---------      ---------


See accompanying notes to the financial statements.                            4

S/M REAL ESTATE FUND VII, LTD.

NOTES TO THE FINANCIAL STATEMENTS

The quarterly unaudited financial statements for S/M Real Estate Fund VII, Ltd. (the "Partnership") include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998, cash flows for the six months ended June 30, 1999 and 1998, and the statement of partners' deficit for the six months ended June 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

During the six months ended June 30, 1999 and 1998, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property management fees, in the amounts of $5,006 and $2,355, respectively. Management fees earned were $26,556 and $26,760 for the six months ended June 30, 1999 and 1998, respectively.

The financial information included in this interim report as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 has been prepared by management without audit by independent public accountants. The Partnership's 1998 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

S/M REAL ESTATE FUND VII, LTD.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

In order to improve the financial condition of the Partnership and provide funds for exterior improvements to the Partnership's sole portfolio property, Fifth Avenue Apartments, located in San Antonio, Texas, on December 3, 1998, the Partnership refinanced the mortgage note payable on Fifth Avenue (the "Refinancing"). In accordance with the terms of the Loan Agreement between the Partnership and General Electric Capital Corporation (the "Loan Agreement"), the principal balance of the original mortgage totaling $6,400,000 is due January 1, 2009 and bears interest at a rate of 7.16% (the "New First Mortgage"). The previous first and second mortgage (the "Previous Mortgage") had a combined balance of $6,259,810 at an average interest rate of 8.97%. In spite of having a slightly higher principal loan amount, the Partnership reduced the total debt service payments in 1999 from $689,572 to $519,231, a reduction of $170,341.

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

Cash and cash equivalents totaled $159,310 at June 30, 1999, compared to $274,735 at December 31, 1998. The $115,425 decrease is primarily attributable to cash used for additions to real estate.

Cash held in escrow increased to $116,819 at June 30, 1999 from $35,987 at December 31, 1998. The $80,832 increase is primarily attributable to contributions to the insurance and real estate tax escrow, as required in the Loan Agreement.

Restricted cash - replacement reserve decreased to $63,276 at June 30, 1999, from $114,375 at December 31, 1998. The $51,099 decrease is primarily attributable to the release of funds for the completion of certain required repairs offset in part by contributions to the replacement reserve in accordance with the terms of the Loan Agreement.

Other assets increased from $72,108 at December 31, 1998, to $77,768 at June 30, 1999. The increase is primarily due to an increase in prepaid insurance.

Accounts receivable totaled $3,172 at June 30, 1999, compared to $6,311 at December 31, 1998. The decrease is primarily attributable to the timing of tenant rental receipts. Accounts payable totaled $62,673 at June 30, 1999, compared to $73,444 at December 31, 1998. The decrease is primarily attributable to the timing of payments associated with fixed asset expenditures, repairs and maintenance for apartment preparation and administrative expenses.

Accrued expenses and other liabilities totaled $106,245 at June 30, 1999, compared to $52,796 at December 31, 1998. The change is primarily attributable to the timing of payments for real estate taxes, audit and tax fees, and administrative costs.

As a result of the recent Refinancing and anticipated reductions in general and administrative expenses, the General Partners currently expect funds from operations to be sufficient to pay all obligations for 1999, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

Results of Operations

Operations resulted in net losses of $96,049 and $182,021 for the three and six-month periods ended June 30, 1999, respectively, compared with net losses of $97,544 and $203,633 for the three and six-month periods ended June 30, 1998. The decrease for the six-months ended June 30, 1999 from the corresponding period in 1998 is primarily attributable to a decrease in interest expense associated with the Refinancing in December 1998, offset in part by an increase in property operating expenses.

S/M REAL ESTATE FUND VII, LTD.

Rental income totaled $331,126 and $657,574 for the three and six-month periods ended June 30, 1999, respectively, compared to $331,677 and $664,323, respectively, for the corresponding periods in 1998. Occupancy at Fifth Avenue averaged approximately 96% and 94% for the three and six-month periods ended June 30, 1999, respectively, compared to 94% for the corresponding periods in 1998. The average rental income per occupied square foot at Fifth Avenue was $8.15 and $8.30 for the three and six months ended June 30, 1999, respectively, compared to $8.42 and $8.37, respectively, for the corresponding periods in 1998. The decrease in the average rental income per occupied square foot in 1999 is primarily attributable to an increase in rental concessions.

Total expenses for the three and six-month periods ended June 30, 1999 were $429,017 and $844,431, respectively, compared to $431,640 and $873,216, respectively, for the three and six-month periods ended June 30, 1998. The decreases for the three and six-month periods in 1999 primarily are due to lower interest and general and administrative expenses, partially offset by higher property operating expenses.

Property operating expenses consisted primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three and six-month periods ended June 30, 1999 were $201,436 and $374,780, respectively, compared to $136,022 and $306,370, respectively, for the three and six-month periods ended June 30, 1998. The increases for the 1999 periods primarily are attributable to higher repairs and maintenance costs for apartment preparation.

Interest expense totaled $115,469 and $229,937 for the three and six-month periods ended June 30, 1999, respectively, compared to $153,271 and $306,882, respectively, for the corresponding periods in 1998. The decreases are primarily attributable to the Refinancing in December 1998 described above.

General and administrative expenses for the three and six-month periods ended June 30, 1999 were $11,337 and $38,934, respectively, compared to $44,238 and $68,126, respectively, for the three and six-month periods ended June 30, 1998. The decreases are due primarily to lower accounting and administrative expenses, partially offset by higher legal fees.

Year 2000 Issues

The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of an information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. Through June 30, 1999, the Partnership has assessed and made certain changes to provide for continued functionality of its systems and has evaluated the readiness of the Partnership's external entities, such as vendors, customers, payment systems and others. Due to the nature and extent of the Partnership's operations that are potentially affected by Year 2000 issues, the Partnership does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Partnership. There can be no assurance, however, that Year 2000 issues will not adversely effect the Partnership or its business. The Partnership believes that the cost to make appropriate changes to its internal and external systems will not be significant and that such costs will be funded completely through operations.

General

Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.


PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable, and security deposits. The carrying amount of these instruments approximate fair value due to the short-term nature of these instruments. Therefore, the Partnership believes it is relatively unaffected by interest rate changes or other market risks.

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

S/M REAL ESTATE FUND VII, LTD.

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

                           (b) Reports on Form 8-K - No reports on Form 8-K were
                               filed during the quarter ended June 30, 1999.

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



                                     S/M REAL ESTATE FUND VII, LTD.

                                 BY: SM7 APARTMENT INVESTORS INC.
                                     A General Partner


Date: August 11, 1999                BY:      /s/ Richard E. Hoffmann
                                              -------------------------------
                                     Name:    Richard E. Hoffmann
                                     Title:   Director, President and Treasurer



                                 BY: MURRAY REALTY INVESTORS VII, INC.
                                     A General Partner


Date:  August 11, 1999               BY:      /s/ Charles W. Karlen
                                              -------------------------------
                                     Name:    Charles W. Karlen
                                     Title:   Vice President

                                INDEX TO EXHIBITS


Exhibit
 Number           Description
-------           -----------
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