Form 10-Q
period 1999-09-30
S/M REAL ESTATE FUND VII LTD/TX
filed 1999-11-09
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
--------  Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 (972) 404-7100
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes X  No
                                              ---   ---

S/M REAL ESTATE FUND VII, LTD.


-------------------------------------------------------------------------------
BALANCE SHEETS                                 AT SEPTEMBER 30,  AT DECEMBER 31,
                                                     1999              1998
                                                 (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS
Real estate, at cost:
   Land                                          $   962,216       $   962,216
   Building and improvements                       7,812,404         7,707,214
                                                 -----------       -----------
                                                   8,774,620         8,669,430
   Less accumulated depreciation                  (5,845,985)       (5,587,802)
                                                 -----------       -----------
                                                   2,928,635         3,081,628

Cash and cash equivalents                            193,025           274,735
Cash held in escrow                                  150,777            35,987
Restricted cash - replacement reserve                 35,583           114,375
Accounts receivable                                   23,668             6,311
Other assets                                          72,629            72,108
                                                 -----------       -----------
     TOTAL ASSETS                                $ 3,404,317       $ 3,585,144
                                                 ===========       ===========
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                   $ 6,357,004       $ 6,400,000
   Accounts payable:
     Trade                                            13,419            13,374
     Affiliates                                       40,665            60,070
   Accrued expenses and other liabilities            164,344            52,796
                                                 -----------       -----------
     Total Liabilities                             6,575,432         6,526,240
                                                 -----------       -----------
Partners' Deficit:
   General Partners                                 (118,323)         (116,023)
   Limited Partners (11,080 units outstanding)    (3,052,792)       (2,825,073)
                                                 -----------       -----------
     Total Partners' Deficit                      (3,171,115)       (2,941,096)
                                                 -----------       -----------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT     $ 3,404,317       $ 3,585,144
                                                 ===========       ===========






-------------------------------------------------------------------------------
STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 GENERAL         LIMITED
                                 PARTNERS        PARTNERS         TOTAL
-------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998    $  (116,023)   $(2,825,073)   $(2,941,096)
Net loss                             (2,300)      (227,719)      (230,019)
                                -----------    -----------    -----------
BALANCE AT SEPTEMBER 30, 1999   $  (118,323)   $(3,052,792)   $(3,171,115)
                                ===========    ===========    ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

S/M REAL ESTATE FUND VII, LTD.

-----------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)

                             THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                    1999             1998            1999            1998
-----------------------------------------------------------------------------------------------
INCOME
Rental                          $   348,700    $   339,265       $ 1,006,274      $ 1,003,588
Interest and other                    2,149          2,320             6,985            7,580
                                -----------    -----------       -----------      -----------
     Total Income                   350,849        341,585         1,013,259        1,011,168
                                -----------    -----------       -----------      -----------
EXPENSES
Property operating                  150,587        144,267           525,367          450,637
Interest                            116,490        152,835           346,427          459,717
Depreciation and amortization       106,258         97,975           307,038          289,813
General and administrative           25,512         12,471            64,446           80,597
                                -----------    -----------       -----------      -----------
     Total Expenses                 398,847        407,548         1,243,278        1,280,764
                                -----------    -----------       -----------      -----------
NET LOSS                        $   (47,998)   $   (65,963)      $  (230,019)     $  (269,596)
                                ===========    ===========       ===========      ===========
NET LOSS ALLOCATED:
To the General Partners         $      (480)   $      (660)      $    (2,300)     $    (2,696)
To the Limited Partners             (47,518)       (65,303)         (227,719)        (266,900)
                                -----------    -----------       -----------      -----------
                                $   (47,998)   $   (65,963)      $  (230,019)     $  (269,596)
                                ===========    ===========       ===========      ===========
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)            $     (4.29)   $     (5.89)      $    (20.55)     $    (24.09)
                                ===========    ===========       ===========      ===========


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

S/M REAL ESTATE FUND VII, LTD.


-----------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                          1999         1998
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $(230,019)  $(269,596)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                                 307,038     289,813
   Loss on retirement of asset                                                    14,410          --
   Increase (decrease) in cash arising from changes in operating assets and liabilities:
     Cash held in escrow                                                        (114,790)      6,842
     Accounts receivable                                                         (17,357)     (1,410)
     Other assets                                                                 (5,106)    (20,864)
     Accounts payable                                                            (19,360)      2,455
     Accrued expenses and other liabilities                                      111,548     (36,940)
                                                                               ---------   ---------
Net cash provided by (used in) operating activities                               46,364     (29,700)
                                                                               ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash - replacement reserve                                 78,792      11,199
Additions to real estate                                                        (163,870)    (35,532)
                                                                               ---------   ---------
Net cash used in investing activities                                            (85,078)    (24,333)
                                                                               ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal on first mortgage note payable                             (42,996)    (48,786)
Amortization of discount on second mortgage note payable                              --        (344)
                                                                               ---------   ---------
Net cash used in financing activities                                            (42,996)    (49,130)
                                                                               ---------   ---------
Net decrease in cash and cash equivalents                                        (81,710)   (103,163)
Cash and cash equivalents, beginning of period                                   274,735     209,924
                                                                               ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 193,025   $ 106,761
                                                                               =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest                                       $ 346,427   $ 459,717
                                                                               =========   =========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

S/M REAL ESTATE FUND VII, LTD.

NOTES TO THE FINANCIAL STATEMENTS

The quarterly unaudited financial statements for S/M Real Estate Fund VII, Ltd. (the "Partnership") include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998, cash flows for the nine months ended September 30, 1999 and 1998, and the statement of partners' deficit for the nine months ended September 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

During the nine months ended September 30, 1999 and 1998, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property management fees, in the amounts of $7,438 and $3,874, respectively. Property management fees earned by an affiliate of the General Partners were $40,465 and $40,441 for the nine months ended September 30, 1999 and 1998, respectively.

The financial information included in this interim report as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 has been prepared by management without audit by independent public accountants. The Partnership's 1998 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

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

Cash and cash equivalents totaled $193,025 at September 30, 1999, compared to $274,735 at December 31, 1998. The $81,710 decrease is primarily attributable to cash used for additions to real estate offset in part by the release of funds from the replacement reserve in accordance with the terms of the Loan Agreement.

Cash held in escrow increased to $150,777 at September 30, 1999 from $35,987 at December 31, 1998. The $114,790 increase is primarily attributable to contributions to the insurance and real estate tax escrow, as required in the Loan Agreement.

Restricted cash - replacement reserve decreased to $35,583 at September 30, 1999, from $114,375 at December 31, 1998. The $78,792 decrease is primarily attributable to the release of funds for the completion of certain required repairs offset in part by additional contributions to the replacement reserve in accordance with the terms of the Loan Agreement.

Accounts receivable totaled $23,668 at September 30, 1999, compared to $6,311 at December 31, 1998. The increase is primarily attributable to an insurance premium refund due and the timing of tenant rental receipts. Accounts payable totaled $54,084 at September 30, 1999, compared to $73,444 at December 31, 1998. The decrease is primarily attributable to the timing of payments associated with fixed asset expenditures, repairs and maintenance, and administrative expenses.

Accrued expenses and other liabilities totaled $164,344 at September 30, 1999, compared to $52,796 at December 31, 1998. The change is primarily attributable to the timing of payments for real estate taxes, audit and tax fees, and administrative costs.

As a result of the recent Refinancing and anticipated reductions in general and administrative expenses, the General Partners currently expect net cash from operations to be sufficient to pay all obligations for 1999, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

Results of Operations

Operations resulted in net losses of $47,998 and $230,019 for the three and nine-month periods ended September 30, 1999, respectively, compared with net losses of $65,963 and $269,596 for the three and nine-month periods ended September 30, 1998, respectively. The decreases for the three and nine-months ended September 30, 1999 from the corresponding periods in 1998 are primarily attributable to decreases in interest expense associated with the Refinancing in December 1998, offset in part by increases in property operating expenses.

S/M REAL ESTATE FUND VII, LTD.

Rental income totaled $348,700 and $1,006,274 for the three and nine-month periods ended September 30, 1999, respectively, compared to $339,265 and $1,003,588, respectively, for the corresponding periods in 1998. Occupancy at Fifth Avenue averaged approximately 96% for the three-month periods ended September 30, 1999 and 1998, respectively, and 95% for the nine-month periods ended September 30, 1999 and 1998, respectively. The average rental income per occupied square foot at Fifth Avenue was $8.60 and $8.40 for the three and nine months ended September 30, 1999, respectively, compared to $8.29 and $8.35, respectively, for the corresponding periods in 1998. The increase in the average rental income per occupied square foot in 1999 is primarily attributable to an increase in rental rates offset in part by an increase in rental concessions.

Total expenses for the three and nine-month periods ended September 30, 1999 were $398,847 and $1,243,278, respectively, compared to $407,548 and $1,280,764, respectively, for the three and nine-month periods ended September 30, 1998. The decreases for the three and nine-month periods in 1999 primarily are due to lower interest and general and administrative expenses, partially offset by higher property operating expenses.

Property operating expenses consisted primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three and nine-month periods ended September 30, 1999 were $150,587 and $525,367, respectively, compared to $144,267 and $450,637, respectively, for the three and nine-month periods ended September 30, 1998. The increases for the 1999 periods are attributable to higher repair and maintenance costs primarily for apartment preparation.

Interest expense totaled $116,490 and $346,427 for the three and nine-month periods ended September 30, 1999, respectively, compared to $152,835 and $459,717, respectively, for the corresponding periods in 1998. The decreases are primarily attributable to the Refinancing.

General and administrative expenses for the three and nine-month periods ended September 30, 1999 were $25,512 and $64,446, respectively, compared to $12,471 and $80,597, respectively, for the three and nine-month periods ended September 30, 1998. The decrease for the nine-month period in 1999 is primarily related to lower accounting and administrative expenses, partially offset by higher legal fees.

Year 2000 Issues

The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of an information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. Through September 30, 1999, the Partnership has assessed and made certain changes to provide for continued functionality of its systems and has evaluated the readiness of the Partnership's external entities, such as vendors, customers, payment systems and others. Due to the nature and extent of the Partnership's operations that are potentially affected by Year 2000 issues, the Partnership does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Partnership. There can be no assurance, however, that Year 2000 issues will not adversely affect the Partnership or its business. The Partnership believes that the cost to make appropriate changes to its internal and external systems will not be significant and that such costs will be funded completely through operations.

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

S/M REAL ESTATE FUND VII, LTD.

PART II                    OTHER INFORMATION

ITEMS 1-5                  Not applicable.

ITEM 6                     Exhibits and reports on Form 8-K.

                           (a) Exhibits -

                            2a Voluntary Petition of Shearson-Murray Real Estate Fund VII, Ltd. to commence a case under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas-Austin Division, as filed on June 6, 1989. Reference is made to Exhibit 2a to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 1989.

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

                            3 Agreement of Limited Partnership of Shearson-Murray Real Estate Fund VII, Ltd., as amended as of September 30, 1983. Reference is made to Partnership's Form 8-K filed with the Securities and Exchange Commission on October 26, 1983. Reference is made to Exhibit A to the Prospectus dated June 10, 1983 contained in Amendment No. 3 to Partnership's Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983.

                           10a Assignment and Assumption Agreement between Murray Management Corporation and Anterra Management Corporation for property management and leasing services dated January 1, 1990. Reference is made to Exhibit 10u to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 15, 1990.

                           10b Loan Agreement between S/M Real Estate Fund VII, Ltd. and General Electric Capital Corporation, dated December 3, 1998. Reference is made to Exhibit 10.1 to Partnership's Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.

                           27         Financial Data Schedule.  Filed herewith.

                           28a Pages A-16 to A-18 of Exhibit A to the Prospectus dated June 10, 1983, contained in Amendment No. 3 to Partnership's Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28a to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

                           28b Pages 10-18 of the Prospectus dated September 10, 1983, contained in Amendment No. 3 to Partnership's Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28b to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

S/M REAL ESTATE FUND VII, LTD.


                           99a Compromise Settlement Agreement between S/M Real Estate Fund VII, Ltd. and Federal National Mortgage Association, dated May 6, 1996. Reference is made to Exhibit 99.1 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

                           99b $5,830,000 Multifamily Note and Addendum, dated May 30, 1996. Reference is made to
                                      Exhibit 99.2 to the Partnership's
                                      Quarterly Report on Form 10-Q for the
                                      quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

                           99c $681,142 Subordinate Multifamily Note and Addendum, dated May 30, 1996. Reference is made to Exhibit 99.3 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

                           99d $6,400,000 Promissory Note, dated December 3, 1998. Reference is made to Exhibit 99.1 of the Partnership's Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.

                           (b) Reports on Form 8-K - No reports on Form 8-K were
                               filed during the quarter ended September 30, 1999.

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



                                        S/M REAL ESTATE FUND VII, LTD.

                                BY:     SM7 APARTMENT INVESTORS INC.
                                        A General Partner


Date:  November 9, 1999         BY:      /s/ Richard E. Hoffmann
                                         -------------------------------
                                Name:    Richard E. Hoffmann
                                Title:   Director, President and Treasurer



                                BY:     MURRAY REALTY INVESTORS VII, INC.
                                        A General Partner


Date:  November 9, 1999                 BY:      /s/ Charles W. Karlen
                                                 -------------------------------
                                        Name:    Charles W. Karlen
                                        Title:   Vice President

                                INDEX TO EXHIBITS


Exhibit
 Number           Description
 ------           -----------


 2a Voluntary Petition of Shearson-Murray Real Estate Fund VII, Ltd. to commence a case under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas-Austin Division, as filed on June 6, 1989. Reference is made to Exhibit 2a to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 1989.

 2b Modified First Amended Plan of Reorganization of Shearson-Murray Real Estate Fund VII, Ltd. in the United States Bankruptcy Court for the Western District of Texas-Austin Division Case No. 89-11662-LC filed February 20, 1990. Reference is made to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 1990.

  3 Agreement of Limited Partnership of Shearson-Murray Real Estate Fund VII, Ltd., as amended as of September 30, 1983. Reference is made to Partnership's Form 8-K filed with the Securities and Exchange Commission on October 26, 1983. Reference is made to Exhibit A to the Prospectus dated June 10, 1983 contained in Amendment No. 3 to Partnership's Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983.

10a Assignment and Assumption Agreement between Murray Management Corporation and Anterra Management Corporation for property management and leasing services dated January 1, 1990. Reference is made to Exhibit 10u to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 15, 1990.

10b Loan Agreement between S/M Real Estate Fund VII, Ltd. and General Electric Capital Corporation, dated December 3, 1998. Reference is made to Exhibit 10.1 to the Partnership's Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.

27                Financial Data Schedule.

28a Pages A-16 to A-18 of Exhibit A to the Prospectus dated June 10, 1983, contained in Amendment No. 3 to Partnership's Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to
                  Exhibit 28a to the Partnership's Annual Report Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

28b Pages 10-18 of the Prospectus dated June 10, 1983, contained in Amendment No. 3 to Partnership's Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28b to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

99a Compromise Settlement Agreement between S/M Real Estate Fund VII, Ltd. and Federal National Mortgage Association, dated May 6, 1996. Reference is made to Exhibit 99.1 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

99b               $5,830,000 Multifamily Note and Addendum, dated May 30, 1996.
                  Reference is made to Exhibit 99.2 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

99c $681,142 Subordinate Multifamily Note and Addendum, dated May 30, 1996. Reference is made to Exhibit 99.3 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

99d $6,400,000 Promissory Note, dated December 3, 1998. Reference is made to Exhibit 99.1 to the Partnership's Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.