Form 10-K405
period 1999-12-31
S/M REAL ESTATE FUND VII LTD/TX
filed 2000-03-15
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                             -----------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-11779
                                                 -------

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

                                TABLE OF CONTENTS


                                PART I                                         PAGE
Item 1.    Business                                                               3

Item 2.    Properties                                                             4

Item 3.    Legal Proceedings                                                      4

Item 4.    Submission of Matters to a Vote of Security Holders                    4

                                PART II

Item 5.    Market for the Partnership's Limited Partnership
           Interests and Related Security Holder Matters                          5

Item 6.    Selected Financial Data                                                5

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                    6

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk             8

Item 8.    Financial Statements and Supplementary Data                            9

Item 9.    Changes in and Disagreements with Accountants
           On Accounting and Financial Disclosure                                 9

                                PART III

Item 10.   Directors and Executive Officers of the Partnership                   10

Item 11.   Executive Compensation                                                11

Item 12    Security Ownership of Certain Beneficial Owners
           and Management                                                        12

Item 13.   Certain Relationships and Related Transactions                        12

                                PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                                   12

Signatures                                                                       14

Index to Exhibits                                                                18

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

The General Partners commenced discussions in 1995 with the lender of the mortgage secured by Fifth Avenue as a result of the scheduled debt maturity on December 31, 1995. Such discussions continued past the December 31, 1995 maturity date, and on May 30, 1996, the General Partners of the Partnership executed a modification and extension agreement (the "Modification Agreement") with the lender, to modify the mortgage and extend its maturity for five years. See more details of the Modification Agreement in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Fifth Avenue directly competes with the following five apartment complexes:

                  Number of             Percent Occupied at
Property            Units*               December 15, 1999*
--------          ---------             -------------------
   1                 185                         96%
   2                 265                         96%
   3                 248                         91%
   4                 253                         96%
   5                 300                         86%

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

ITEM 2. PROPERTIES

As of December 31, 1999, the Partnership owned Fifth Avenue Apartments, a 198-unit apartment complex located in San Antonio, Texas and situated on approximately 8.45 acres with 169,270 square feet of net leaseable space. Occupancy at Fifth Avenue Apartments averaged 95% and 96% for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, Fifth Avenue Apartments was 90% and 93% occupied, respectively.

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

                                     PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

A public market for Interests does not exist and is not likely to develop. Consequently, a Limited Partner may not be able to liquidate its investment in the event of emergency or for any other reason, and Interests may not be readily accepted as collateral for a loan. Furthermore, the transfer of Interests is subject to certain limitations, including approval of the General Partners. At December 31, 1999, there were 992 Limited Partners of record, owning an aggregate of 11,080 Interests.

There have been no cash distributions to the Limited Partners since inception of the Partnership.


ITEM 6. SELECTED FINANCIAL DATA

(dollars in thousands except per interest data)

For the years ended December 31, (1)          1999           1998            1997          1996         1995
-------------------------------------------------------------------------------------------------------------
Income                                      $ 1,371        $ 1,361         $ 1,327       $ 1,341      $ 1,358

Loss Before
Extraordinary Item                             (263)          (496)           (417)         (365)        (270)

Net Loss                                       (263)          (429)           (417)         (139)        (270)

Net Loss per Limited
Partnership Interest (2)                     (23.48)        (38.31)         (37.28)       (12.43)      (24.12)

Total Assets
at Year-End                                   3,257          3,585           3,942         4,329        5,213

Total Mortgage Notes Payable
at Year-End                                   6,343          6,400           6,198         6,250        6,381

----------------

(1) Results for the five years ended December 31, 1999 solely reflect operations of Fifth Avenue as Rockcreek was sold in December 1993.

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

Under the terms of the New First Mortgage with General Electric Capital Corporation (the "Lender"), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 commencing on February 1, 1999 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the Loan Agreement, the Partnership was required to deposit with the Lender the amount of $114,375 which is held by the Lender pending application for the completion of certain required repairs to Fifth Avenue. At December 31, 1999, the balance was $31,273.

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

Cash and cash equivalents totaled $203,840 at December 31, 1999, compared to $274,735 at December 31, 1998. The $70,895 decrease is primarily attributable to the increase in fixed asset additions.

Cash held in escrow increased to $54,365 at December 31, 1999, from $35,987 at December 31, 1998. The $18,378 increase is primarily attributable to escrow contributions for insurance and real estate taxes exceeding payments for insurance and real estate taxes.

Restricted cash replacement reserve decreased to $39,414, at December 31, 1999, from $114,375 at December 31, 1998. The $74,961 decrease is attributable to the release of $125,665 for replacements and completed required lender repairs, offset in part by monthly contributions to the replacement reserve in accordance with the terms of the Loan Agreement.

Accounts receivable totaled $5,097 at December 31, 1999, compared to $6,311 at December 31, 1998. The decrease is primarily attributable to the timing of tenant rental receipts. Accounts payable totaled $70,376 at December 31, 1999, compared to $73,444 at December 31, 1998. The decrease is primarily attributable to the timing of payments associated with repairs and maintenance for apartment preparation.

Accrued expenses and other liabilities totaled $46,860 at December 31, 1999, compared to $52,796 at December 31, 1998. The change is primarily attributable to the timing of payments for legal fees and other partnership administrative expenses.

As a result of the Refinancing and anticipated reductions in general and administrative expenses, the General Partners currently expect funds from operations to pay all obligations for 2000, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

Results of Operations

1999 Compared With 1998

Operations resulted in net losses of $262,832 for the year ended December 31, 1999, and $428,725 for the year ended December 31, 1998. Operations before extraordinary items resulted in net losses of $262,832 for the year ended December 31, 1999, and $496,363 for the year ended December 31, 1998. The decreased net loss before extraordinary items from 1998 to 1999 is primarily attributable to a decrease in interest expense due to the Refinancing, and a decrease in general and administrative expenses offset in part with an increase in property operating expenses. The extraordinary item for the 1998 period is attributable to the partnership realizing an extraordinary gain of $67,638 as a result of the Refinancing completed in December 1998.

Rental income at Fifth Avenue totaled $1,353,692 for the year ended December 31, 1999, compared to $1,351,810 for the year ended December 31, 1998. Occupancy at Fifth Avenue averaged approximately 95% during 1999 and 96% during 1998. The average rental income per occupied square foot at Fifth Avenue was $8.48 in 1999, compared to $8.39 in 1998. At December 31, 1999, Fifth Avenue was 90% occupied. The increase in the average rental income per occupied square foot in 1999 is primarily attributable to an increase in rental rates offset in part with an increase in rental concessions.

Interest and other income totaled $17,421 for the year ended December 31, 1999, compared to $8,718 for the year ended December 31, 1998. The increase is primarily attributable to a higher average invested cash balance during 1999 associated with the cash held in escrow and the replacement reserves.

Total expenses for the year ended December 31, 1999 were $1,633,945 compared to $1,856,891 for the year ended December 31, 1998. The decrease is primarily attributable to decreases in interest expense and general and administrative expenses which were offset in part by an increase in property operating expenses.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the year ended December 31, 1999 were $677,746, compared to $622,700 for the year ended December 31, 1998. The increase is primarily attributable to higher repair and maintenance costs primarily for apartment preparation.

Interest expense totaled $462,664 for the year ended December 31, 1999, compared to $739,720 for the year ended December 31, 1998. The decrease is primarily attributable to the Refinancing.

General and administrative expenses for the year ended December 31, 1999 were $80,671 compared to $105,490 for the year ended December 31, 1998. The decrease is primarily attributable to lower accounting and related administrative expenses.

1998 Compared With 1997

Operations resulted in net losses of $428,725 for the year ended December 31, 1998, and $417,257 for the year ended December 31, 1997. Operations before extraordinary items resulted in net losses of $496,363 for the year ended December 31, 1998, and $417,257 for the year ended December 31, 1997. The increased net loss before extraordinary items from 1997 to 1998 is primarily attributable to an increase in interest expense due to the prepayment penalty associated with the Refinancing offset in part with a decrease in general and administrative expenses. The extraordinary item for the 1998 period is attributable to the Partnership realizing an extraordinary gain of $67,638 as a result of the Refinancing.

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

Interest expense totaled $739,720 for the year ended December 31, 1998 compared to $617,680 for the year ended December 31, 1998. The increase in 1998 is primarily attributable to the prepayment penalty of $139,223 associated with the Refinancing.

General and administrative expenses for the year ended December 31, 1998 were $105,490 compared to $116,963 for the year ended December 31, 1997. The decrease is primarily attributable to decreases in accounting and administrative expenses.

Year 2000 Issues

The Partnership recognized that the arrival of the Year 2000 posed a unique challenge to the ability of an entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. During 1999, the Partnership assessed and made certain changes to provide for continued functionality of its systems and evaluated the readiness of the Partnership's external entities, such as vendors, customers, payment systems and others. With the arrival of Year 2000, the Partnership's operations, at this time, have not been affected by Year 2000 issues, and the Partnership does not believe that it will experience a material adverse effect on the continuing business operation or the financial performance of the Partnership. There can be no assurance, however, that Year 2000 issues will not arise or adversely effect the Partnership or its business. The Partnership believes that the cost to make appropriate changes, if any, to its internal and external systems will not be significant and that such costs will be funded completely through operations.

General

The effect of inflation on the results of operations for the years ended December 31, 1999, 1998 and 1997 was not significant.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure relates to changes in interest rates related to its long-term debt. To limit the impact of interest rate changes, the Partnership has entered into fixed rate debt of 7.16% that expires in 2009. As a result, the Partnership's only interest rate risk is the opportunity loss should interest rates decline. The following table summarizes the expected maturities of the Partnership's long-term debt. As the debt was refinanced in December 1998, the Partnership believes the carrying amount approximates the fair value as the rate of the debt represents borrowing rates currently available to the Partnership for such loans with similar terms and maturities.

Year ending December 31,
                    2000            $59,474
                    2001             65,277
                    2002             70,177
                    2003             75,444
                    2004             81,107
                    Thereafter    5,991,954
                                 ----------
                                 $6,343,433
                                 ----------

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this report:


                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
Independent Auditors' Report ......................................................................F-1

Balance Sheets - At December 31, 1999 and 1998 ....................................................F-2

Statements of Partners' Deficit - For the years ended December 31, 1999, 1998 and 1997 ............F-2

Statements of Operations - For the years ended December 31, 1999, 1998 and 1997 ...................F-3

Statements of Cash Flows - For the years ended December 31, 1999, 1998 and 1997 ...................F-4

Notes to the Financial Statements .................................................................F-5

Schedule III - Real Estate and Accumulated Depreciation ...........................................F-9


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Murray Realty Investors VII, Inc., a Texas corporation, SM7 Apartment Investors Inc., a Texas corporation ("SM7"), and Crozier Partners VII, Ltd., a Texas limited partnership, are the General Partners of the Partnership. On June 16, 1998, DA Group Holdings, Inc., a Delaware corporation and the parent company of SM7 ("DA"), and Anterra Property Investors VIII, Inc., a Texas corporation ("Anterra"), entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, Anterra purchased from DA all of the issued and outstanding shares of common stock, $1.00 par value per share, of SM7. Anterra is an affiliate of Anterra Property Investors VII, Inc. which is the general partner of Crozier Partners VII, Ltd. The following is a summary of certain information concerning the directors and executive officers of Anterra Property Investors VII, Inc., Murray Realty Investors VII, Inc. and SM7 Apartment Investors Inc., as of December 31, 1999.

Anterra Property Investors VII, Inc., general partner of Crozier Partners VII, Ltd.

Richard E. Hoffmann, 45, President, Treasurer and Director. For more than five years prior to July 15, 1990, Mr. Hoffmann was a Vice President and Treasurer of Murray Properties Company and various other affiliated companies. He resigned his position with substantially all Murray Properties Company affiliates on July 15, 1990. Mr. Hoffmann was elected Senior Vice President, Treasurer and a Director of Anterra Realty Corporation in June of 1990, and was elected President of Anterra Realty Corporation in July of 1994. He is President, Treasurer and a Director of all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Mr. Hoffmann received a Master of Business Administration degree from the University of Texas at Austin in 1979 and a B.S. from Tulane University in 1977. He is a Certified Public Accountant.

Lynn D. Maynard, 47, Executive Vice President and Director. For more than five years prior to December 26, 1989, Ms. Maynard was an officer of Murray Properties Company and various other affiliated companies. She was elected Vice President of Murray Properties Company and Murray Realty Investors, Inc. in December of 1986. Ms. Maynard resigned her positions with substantially all Murray Properties Company affiliates on December 26, 1989. Ms. Maynard was elected Senior Vice President and a Director of Anterra Realty Corporation in November 1989, and is Executive Vice President and a Director of all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Ms. Maynard received a Bachelor of Science Degree in Accounting from the University of Texas at Dallas, and is a Certified Public Accountant. She is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Dallas Chapter of Certified Public Accountants.

Sandy Robison, 44, Vice President and Secretary. Ms. Robison joined Anterra Realty Corporation's predecessor company in 1983 and has served in all areas of the Accounting Department, including the positions of Staff Accountant, Systems Manager and Assistant Controller. Ms. Robison became Secretary of Anterra Realty Corporation in December 1997 and became Vice President and Controller of Anterra Realty Corporation in December 1998. She is Vice President, Secretary and Controller of Anterra Realty Corporation and all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Ms. Robison holds an associates degree from Eastfield College.

Murray Realty Investors VII, Inc., Corporate General Partner

Fulton Murray, 59, President, Chairman of the Board and Director. Mr. Murray has been Chairman of the Board and Chief Executive Officer of Murray Properties Company and Murray Financial Corporation for more than five years prior to the date of this report. In addition, he is a director or officer of substantially all affiliates of Murray Properties Company. His family, or trusts for their benefit, own approximately 64% of the outstanding stock of Murray Financial Corporation, which is the parent corporation of Murray Properties Company and most of its affiliates. He holds a Bachelor of Business Administration degree in Finance from Southern Methodist University.

Charles W. Karlen, 64, Vice President. Mr. Karlen is Senior Vice President and Treasurer of Murray Financial Corporation. Prior to joining the Murray Organization in 1971, he was employed by Peat Marwick Mitchell & Co., a public accounting firm. Mr. Karlen is a Certified Public Accountant and holds a Bachelor of Business Administration degree in Accounting from the University of North Texas.

SM7 Apartment Investors Inc., Corporate General Partner

Richard E. Hoffmann, 45, President, Treasurer and Director. For more than five years prior to July 15, 1990, Mr. Hoffmann was a Vice President and Treasurer of Murray Properties Company and various other affiliated companies. He resigned his position with substantially all Murray Properties Company affiliates on July 15, 1990. Mr. Hoffmann was elected Senior Vice President, Treasurer and a Director of Anterra Realty Corporation in June of 1990, and was elected President of Anterra Realty Corporation in July of 1994. He is President, Treasurer and a Director of all other subsidiary corporations of Anterra Realty Corporation, including SM7 Apartment Investors Inc. Mr. Hoffmann received a Master of Business Administration degree from the University of Texas at Austin in 1979 and a B.S. from Tulane University in 1977. He is a Certified Public Accountant.

Lynn D. Maynard, 47, Executive Vice President and Director. For more than five years prior to December 26, 1989, Ms. Maynard was an officer of Murray Properties Company and various other affiliated companies. She was elected Vice President of Murray Properties Company and Murray Realty Investors, Inc. in December of 1986. Ms. Maynard resigned her positions with substantially all Murray Properties Company affiliates on December 26, 1989. Ms. Maynard was elected Senior Vice President and a Director of Anterra Realty Corporation in November 1989, and is Executive Vice President and a Director of all other subsidiary corporations of Anterra Realty Corporation including SM7 Apartment Investors Inc. Ms. Maynard received a Bachelor of Science Degree in Accounting from the University of Texas at Dallas, and is a Certified Public Accountant. She is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Dallas Chapter of Certified Public Accountants.

Sandy Robison, 44, Vice President and Secretary. Ms. Robison joined Anterra Realty Corporation's predecessor company in 1983 and has served in all areas of the Accounting Department, including the positions of Staff Accountant, Systems Manager and Assistant Controller. Ms. Robison became Secretary of Anterra Realty Corporation in December 1997 and became Vice President and Controller of Anterra Realty Corporation in December 1998. She is Vice President, Secretary and Controller of Anterra Realty Corporation and all other subsidiary corporations of Anterra Realty Corporation, including SM7 Apartment Investors Inc. Ms. Robison holds an associates degree from Eastfield College.

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

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has not paid and does not propose to pay any cash compensation, bonuses or deferred compensation, compensation pursuant to retirement or other plans, or other compensation to the officers, directors, or partners of the General Partners. The General Partners and their affiliates receive various fees and distributions. See Item 13. "Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their affiliates during the year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  Beneficial owners of 5% or more of Registrant's Securities

                                                  Amount and
                                                  Nature of
                                                  Beneficial                Percent
Title of Class        Beneficial Owner            Ownership                 of Class
--------------        ----------------            ---------                 --------
Limited Partnership   Naomi Ruth                     600                       5.4%
Interest, $1,000      Wilden Trust                (owned beneficially
per Interest          221 N Central Ave,  #299     and of record)
                      Medford, OR 97501-5927

     (b) No General Partner or any officer or director of a General Partner beneficially owned or owned of record directly or indirectly any Interests as of December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) During the years ended December 31, 1999, 1998 and 1997, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property and construction management fees, in the amounts of $11,906, $11,385 and $1,262, respectively.

          On January 1, 1990, Murray Management Corporation retained Anterra Management Corporation, an affiliate of the general partners, to provide certain administrative and management services with respect to the Partnership and its Properties. Anterra Management Corporation is a real estate related service company formed by former executive officers of Murray and its affiliates, and earned property and construction management fees of $65,086, $67,759 and $52,420 for the years ended December 31, 1999, 1998 and 1997, respectively.

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


                                        S/M REAL ESTATE FUND VII, LTD.

                                        BY:  SM7 APARTMENT INVESTORS INC.
                                             A General Partner





Date:  March 15, 2000
                                        BY:   /s/ Richard E. Hoffmann
                                           -------------------------------------
                                              Richard E. Hoffmann
                                              Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following members of the Board of Directors and officers of SM7 Apartment Investors Inc., a corporate general partner of the registrant, on behalf of the Registrant in the capacities and on the dates indicated.






Date:  March 15, 2000
                                BY:     /s/ Richard E. Hoffmann
                                ------------------------------------------------
                                        Richard E. Hoffmann
                                        President, Director and Treasurer



Date:  March 15, 2000
                                BY: /s/ Lynn D. Maynard
                                ------------------------------------------------
                                        Lynn D. Maynard
                                        Executive Vice President and Director



Date:  March 15, 2000
                                BY: /s/ Sandy Robison
                                ------------------------------------------------
                                        Chief Financial Officer, Vice President,
                                        Secretary and Controller

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



                              BY:  CROZIER PARTNERS VII, LTD.
                                   A general partner

                              BY:  ANTERRA PROPERTY INVESTORS VII, INC.,
                                   General Partner of Crozier Partners VII, Ltd.





Date:  March 15, 2000
                              BY:  /s/ Richard E. Hoffman
                              --------------------------------------------------
                                   Richard E. Hoffman
                                   President, Director and Treasurer



Date:  March 15, 2000
                              BY:  /s/ Lynn D. Maynard
                              --------------------------------------------------
                                   Lynn D. Maynard
                                   Executive Vice President and Director

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



                          MURRAY REALTY INVESTORS VII, INC.
                          A General Partner





Date:  March 15, 2000
                          BY:  /s/ Fulton Murray
                          ------------------------------------------------------
                                   Fulton Murray
                                   President, Chairman of the Board and Director



Date:  March 15, 2000
                          BY:  /s/ Charles W. Karlen
                          ------------------------------------------------------
                                   Charles W. Karlen
                                   Vice President

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S/M Real Estate Fund VII, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             KPMG LLP

Dallas, Texas
February 4, 2000

S/M REAL ESTATE FUND VII, LTD.



                                                AT DECEMBER 31,    AT DECEMBER 31,
BALANCE SHEETS                                             1999               1998
--------------                                   ---------------    ---------------
ASSETS
Real estate, at cost:
   Land                                          $       962,216    $       962,216
   Buildings and improvements                          7,863,701          7,707,214
                                                 ---------------    ---------------
                                                       8,825,917          8,669,430
   Less accumulated depreciation                      (5,941,608)        (5,587,802)
                                                 ---------------    ---------------
                                                       2,884,309          3,081,628

Cash and cash equivalents                                203,840            274,735
Cash held in escrow                                       54,365             35,987
Restricted cash - replacement reserve                     39,414            114,375
Accounts receivable                                        5,097              6,311
Other assets                                              69,716             72,108
                                                 ---------------    ---------------
     TOTAL ASSETS                                $     3,256,741    $     3,585,144
                                                 ===============    ===============
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                   $     6,343,433    $     6,400,000
   Accounts payable:
     Trade                                                19,022             13,374
     Affiliates                                           51,354             60,070
   Accrued expenses and other liabilities                 46,860             52,796
                                                 ---------------    ---------------
     Total Liabilities                                 6,460,669          6,526,240
                                                 ---------------    ---------------
Partners' Deficit:
   General Partners                                     (118,651)          (116,023)
   Limited Partners (11,080 units outstanding)        (3,085,277)        (2,825,073)
                                                 ---------------    ---------------
     Total Partners' Deficit                          (3,203,928)        (2,941,096)
                                                 ---------------    ---------------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT     $     3,256,741    $     3,585,144
                                                 ===============    ===============


STATEMENTS OF PARTNERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 GENERAL       LIMITED
                                 PARTNERS      PARTNERS         TOTAL
                               -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1996   $  (107,563)   $(1,987,551)   $(2,095,114)
Net Loss                            (4,173)      (413,084)      (417,257)
                               -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1997   $  (111,736)   $(2,400,635)   $(2,512,371)
Net Loss                            (4,287)      (424,438)      (428,725)
                               -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1998   $  (116,023)   $(2,825,073)   $(2,941,096)
Net Loss                            (2,628)      (260,204)      (262,832)
                               -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1999   $  (118,651)   $(3,085,277)   $(3,203,928)
                               ===========    ===========    ===========

See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.


STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,          1999           1998           1997
                                      -----------    -----------    -----------
INCOME
Rental                                $ 1,353,692    $ 1,351,810    $ 1,310,235
Interest and other                         17,421          8,718         16,888
                                      -----------    -----------    -----------
     Total Income                       1,371,113      1,360,528      1,327,123
                                      -----------    -----------    -----------
EXPENSES
Property operating                        677,746        622,700        632,243
Interest                                  462,664        739,720        617,680
Depreciation and amortization             412,864        388,981        377,494
General and administrative                 80,671        105,490        116,963
                                      -----------    -----------    -----------
     Total Expenses                     1,633,945      1,856,891      1,744,380
                                      -----------    -----------    -----------
     Loss before extraordinary item      (262,832)      (496,363)      (417,257)
                                      -----------    -----------    -----------
EXTRAORDINARY ITEM
Gain on debt restructuring                     --         67,638             --
                                      -----------    -----------    -----------
     NET LOSS                         $  (262,832)   $  (428,725)   $  (417,257)
                                      ===========    ===========    ===========
NET LOSS ALLOCATED:
   To the General Partners            $    (2,628)   $    (4,287)   $    (4,173)
   To the Limited Partners               (260,204)      (424,438)      (413,084)
                                      -----------    -----------    -----------
                                      $  (262,832)   $  (428,725)   $  (417,257)
                                      ===========    ===========    ===========
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)
Net loss before extraordinary item    $    (23.48)   $    (44.35)   $    (37.28)
Extraordinary item                             --           6.04             --
                                      -----------    -----------    -----------
     NET LOSS                         $    (23.48)   $    (38.31)   $    (37.28)
                                      ===========    ===========    ===========


See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,                                   1999           1998           1997
-------------------------------------                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $  (262,832)   $  (428,725)   $  (417,257)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                   412,864        388,981        377,494
   Loss on retirement of asset                                      14,410             --             --
   Extraordinary gain on debt restructuring                             --        (67,638)            --
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
     Cash held in escrow                                           (18,378)       165,979       (107,050)
     Accounts receivable                                             1,214         (4,324)           199
     Other assets                                                   (3,721)         2,439         (1,757)
     Accounts payable                                               (3,068)        26,966          4,084
     Accrued expenses and other liabilities                         (5,936)      (157,626)        78,213
                                                               -----------    -----------    -----------
Net cash provided by (used in) operating activities                134,553        (73,948)       (66,074)
                                                               -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash - replacement reserve        74,961        (26,371)        (9,659)
Additions to real estate                                          (223,842)       (43,728)       (25,383)
                                                               -----------    -----------    -----------
Net cash used in investing activities                             (148,881)       (70,099)       (35,042)
                                                               -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal on first mortgage note payable               (56,567)    (5,738,101)       (59,694)
Payment of principal and amortization of discount
   on second mortgage note payable                                      --       (391,912)         7,802
Additions to first mortgage note payable                                --      6,400,000             --
Refinancing costs                                                       --        (61,129)            --
                                                               -----------    -----------    -----------
Net cash (used in) provided by financing activities                (56,567)       208,858        (51,892)
                                                               -----------    -----------    -----------
Net (decrease) increase in cash and cash equivalents               (70,895)        64,811       (153,008)
Cash and cash equivalents, beginning of year                       274,735        209,924        362,932
                                                               -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $   203,840    $   274,735    $   209,924
                                                               ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                         $   462,664    $   726,631    $   569,878
                                                               -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building improvements           $     8,675    $        --    $     5,783
                                                               -----------    -----------    -----------


See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.


NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

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

2. LIQUIDITY

As a result of the refinancing, see Note 6, and anticipated reductions in general and administrative expenses, the General Partners currently expect funds from operations to pay all obligations for 2000, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

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

LEASE REVENUE The Partnership has determined that all leases associated with the rental of space at the investment property are operating leases. Leases on the Partnership's property typically have a term of twenty-four months or less.

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

5. REAL ESTATE INVESTMENTS

On July 29, 1983, the Partnership acquired Fifth Avenue Apartments ("Fifth Avenue"), a 198-unit apartment complex located in San Antonio, Texas. As of December 31, 1999 and 1998, Fifth Avenue was 90% and 93% occupied, respectively.

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

Per the terms of the New First Mortgage, the Partnership was required to deposit with the Lender the amount of $114,375 which is held by the Lender for the completion of certain required repairs. At December 31, 1999, the balance was $31,273.

S/M REAL ESTATE FUND VII, LTD.


The following represents principal payments required under the New First Mortgage for the five years subsequent to December 31, 1999:

Year ending December 31,
------------------------
                    2000    $59,474
                    2001     65,277
                    2002     70,177
                    2003     75,444
                    2004     81,107

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value as of the balance sheet dates.

7. TRANSACTIONS WITH RELATED PARTIES

During the years ended December 31, 1999, 1998 and 1997, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property and construction management fees, in the amounts of $11,906, $11,385 and $1,262, respectively.

On January 1, 1990, Murray Management Corporation subcontracted Anterra Management Corporation to provide certain administrative and management services with respect to the Partnership. Anterra Management Corporation is a real estate management company and an affiliate of the general partners, and earned property and construction management fees of $65,086, $67,759 and $52,420 for the years ended December 31, 1999, 1998 and 1997, respectively.

S/M REAL ESTATE FUND VII, LTD.


8. RECONCILIATION OF FINANCIAL STATEMENT NET LOSS AND PARTNERS' DEFICIT TO FEDERAL INCOME TAX BASIS NET INCOME (LOSS) AND PARTNERS' DEFICIT

The following is a reconciliation of the net loss for financial statement purposes to federal income tax basis net income (loss) for the years ended December 31, 1999, 1998 and 1997:


                                                               1999         1998        1997
                                                            ---------    ---------    ---------
Net loss for financial statements purposes                  $(262,832)   $(428,725)   $(417,257)
Financial statement depreciation over tax
         basis depreciation                                   358,444      170,694      167,854

Financial statement gain on debt restructuring over
tax basis                                                          --      (67,638)          --

Federal income tax basis interest expense under financial
statement interest expense                                         --           --       58,900

Other                                                            (500)       1,739         (536)
                                                            ---------    ---------    ---------
Federal income tax basis net loss under (over) financial
         statement net income                                 357,944      104,795      226,218
                                                            ---------    ---------    ---------
Federal income tax basis net income (loss)                  $  95,112    $(323,930)   $(191,039)
                                                            =========    =========    =========

Reconciliation of financial statement partners' deficit to federal income tax basis partners' deficit for the years ended December 31, 1999, 1998 and 1997:


                                                         1999           1998           1997
                                                     -----------    -----------    -----------
Financial statement basis partners' deficit          $(3,203,928)   $(2,941,096)   $(2,512,371)

Current year federal income tax basis net loss
         under (over) financial statement net loss       357,944        104,795        226,218

Cumulative federal income tax basis net loss
         over financial statement net loss            (1,623,242)    (1,728,037)    (1,954,255)
                                                     -----------    -----------    -----------
Federal income tax basis partners' deficit           $(4,469,226)   $(4,564,338)   $(4,240,408)
                                                     ===========    ===========    ===========

Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

S/M REAL ESTATE FUND VII, LTD.


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999

                                FIFTH AVENUE
OFFICE BUILDINGS:                 APARTMENTS
                                ------------
Location                       San Antonio, TX

Date of construction                      1982
Acquisition date                          1983
Life on which depreciation in
latest income statements
is computed                       3 - 21 years
Encumbrances                       $ 6,343,433
Initial cost to Partnership (1):
     Land                              962,216
     Building and
     improvements                    7,512,710
Costs capitalized
subsequent to acquisition:
     Land, buildings
     and improvements                  433,664
Retirements                            (82,673)
Gross amount at which
carried at close of period (2):
     Land                          $   962,216
     Building and
     improvements                    7,863,701
                                   -----------
                                   $ 8,825,917
                                   -----------
Accumulated depreciation           $ 5,941,608
                                   -----------

(1) The initial cost to the Partnership represents the original purchase price of the property.

(2) The aggregate cost of real estate at December 31, 1999 and 1998 and 1997, for Federal income tax purposes is $8,953,204, $8,831,189 and $8,787,461, respectively.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1999, 1998, and 1997 follows:

                               1999           1998          1997
                            -----------    -----------   -----------
REAL ESTATE INVESTMENTS:
Beginning of year           $ 8,669,430    $ 8,625,702   $ 8,606,102
Additions                       223,842         43,728        25,383
Retirements                     (67,355)            --        (5,783)
                            -----------    -----------   -----------
End of year                 $ 8,825,917    $ 8,669,430   $ 8,625,702
                            -----------    -----------   -----------

ACCUMULATED DEPRECIATION:
Beginning of year           $ 5,587,802    $ 5,199,331   $ 4,827,620
Depreciation expense            406,751        388,471       377,494
Retirements                     (52,945)            --        (5,783)
                            -----------    -----------   -----------
End of year                 $ 5,941,608    $ 5,587,802   $ 5,199,331
                            -----------    -----------   -----------

                                INDEX TO EXHIBITS


Document
 Number        Description
--------       -----------
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