Form 10-Q
period 2000-03-31
S/M REAL ESTATE FUND VII LTD/TX
filed 2000-04-26
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X            Quarterly Report Pursuant to Section 13 or 15(d) of the
---------        Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
---------

                 For the Transition period from        to
                                                ------    ------

                         COMMISSION FILE NUMBER: 0-11779


                         S/M REAL ESTATE FUND VII, LTD.
              ----------------------------------------------------
              Exact name of registrant as specified in its charter


                         Texas                                                         75-1845682
-------------------------------------------------------------              -----------------------------------
(State or other jurisdiction of incorporation of organization)             (I.R.S. Employer Identification No.)



5520 LBJ Freeway, Suite 500, Dallas, Texas                                                75240
------------------------------------------                                              ----------
 (Address of principal executive offices)                                               (Zip code)

                                 (972) 404-7100
              (Registrant's telephone number, including area code)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X No
                                      ---   ---

S/M REAL ESTATE FUND VII LTD.

===============================================================================
BALANCE SHEETS                                 AT MARCH 31,   AT DECEMBER 31,
                                                      2000              1999
                                                UNAUDITED)
                                                ----------    --------------
ASSETS
Real estate, at cost:
   Land                                         $   962,216     $   962,216
   Building and improvements                      7,893,022       7,863,701
                                                -----------     -----------
                                                  8,855,238       8,825,917
   Less accumulated depreciation                 (6,024,287)     (5,941,608)
                                                -----------     -----------
                                                  2,830,951       2,884,309

Cash and cash equivalents                           194,832         203,840
Cash held in escrow                                 105,308          54,365
Restricted cash - replacement reserve                34,094          39,414
Accounts receivable                                   2,217           5,097
Other assets                                         60,749          69,716
                                                -----------     -----------
     TOTAL ASSETS                               $ 3,228,151     $ 3,256,741
                                                ===========     ===========

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                  $ 6,328,343     $ 6,343,433
   Accounts payable:
     Trade                                            6,802          19,022
     Affiliates                                      47,523          51,354
   Accrued expenses and other liabilities            93,445          46,860
                                                -----------     -----------
     Total Liabilities                            6,476,113       6,460,669
                                                -----------     -----------
Partners' Deficit:
   General Partners                                (119,091)       (118,651)
   Limited Partners (11,080 units outstanding)   (3,128,871)     (3,085,277)
                                                -----------     -----------
     Total Partners' Deficit                     (3,247,962)     (3,203,928)
                                                -----------     -----------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT    $ 3,228,151     $ 3,256,741
                                                ===========     ===========


================================================================================
STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   GENERAL         LIMITED
                                   PARTNERS        PARTNERS            TOTAL
                                  ---------       -----------       -----------
BALANCE AT DECEMBER 31, 1999      $(118,651)      $(3,085,277)      $(3,203,928)
Net loss                               (440)          (43,594)          (44,034)
                                  ---------       -----------       -----------
BALANCE AT MARCH 31, 2000         $(119,091)      $(3,128,871)      $(3,247,962)
                                  =========       ===========       ===========


See accompanying notes to the financial statements.                           2

S/M REAL ESTATE FUND VII LTD.

================================================================================
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,            2000            1999
                                             ---------       ---------
INCOME
Rental                                       $ 341,056       $ 326,448
Interest and other                               3,980           2,994
                                             ---------       ---------
     Total Income                              345,036         329,442
                                             ---------       ---------
EXPENSES
Property operating                             155,587         173,344
Interest                                       114,718         114,468
Depreciation and amortization                  102,774         100,005
General and administrative                      15,991          27,597
                                             ---------       ---------
     Total Expenses                            389,070         415,414
                                             ---------       ---------
     NET LOSS                                $ (44,034)      $ (85,972)
                                             =========       =========
NET LOSS ALLOCATED:
   To the General Partners                   $    (440)      $    (860)
   To the Limited Partners                     (43,594)        (85,112)
                                             ---------       ---------
                                             $ (44,034)      $ (85,972)
                                             =========       =========
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)                         $   (3.93)      $   (7.68)
                                             ---------       ---------


See accompanying notes to the financial statements.                           3

=================================================================================================================
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,                                 2000           1999
                                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $ (44,034)      $ (85,972)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization                                    102,774         100,005
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
     Cash held in escrow                                            (50,943)        (51,305)
     Accounts receivable                                              2,880           2,782
     Other assets                                                     7,439           6,683
     Accounts payable                                               (16,051)          6,187
     Accrued expenses and other liabilities                          46,585          21,769
                                                                  ---------       ---------
Net cash provided by operating activities                            48,650             149
                                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash - replacement reserve          5,320         (11,715)
Additions to real estate                                            (47,888)        (44,366)
                                                                  ---------       ---------
Net cash used in investing activities                               (42,568)        (56,081)
                                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES - Payments of principal
   on first mortgage note payable                                   (15,090)        (15,340)
                                                                  ---------       ---------
Net decrease in cash and cash equivalents                            (9,008)        (71,272)
Cash and cash equivalents, beginning of period                      203,840         274,735
                                                                  ---------       ---------
Cash and cash equivalents, end of period                          $ 194,832       $ 203,463
                                                                  =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                          $ 114,718       $ 114,468
                                                                  ---------       ---------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building improvements              $  18,567       $      --
                                                                  ---------       ---------


See accompanying notes to the financial statements.                           4

S/M REAL ESTATE FUND VII, LTD.


NOTES TO THE FINANCIAL STATEMENTS

The quarterly unaudited financial statements for S/M Real Estate Fund VII, Ltd. (the "Partnership") include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999, cash flows for the three months ended March 31, 2000 and 1999, and the statement of partners' deficit for the three months ended March 31, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1999, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

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

During the three months ended March 31, 2000 and 1999, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property and construction management fees, in the amounts of $2,713 and $3,165, respectively. Property and construction management fees earned by an affiliate of the General Partners were $15,216 and $13,169 for the three months ended March 31, 2000 and 1999, respectively.

The financial information included in this interim report as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 has been prepared by management without audit by independent public accountants. The Partnership's 1999 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

S/M REAL ESTATE FUND VII, LTD.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

In order to improve the financial condition of the Partnership and provide much needed funds for exterior improvements on Fifth Avenue, on December 3, 1998, the Partnership refinanced the mortgage note payable on Fifth Avenue (the "Refinancing"). In accordance with the terms of the loan agreement, the principal balance of the new mortgage totaling $6,400,000 is due January 1, 2009 and bears interest at a rate of 7.16%. The previous first and second mortgage had a combined balance of $6,259,810 at an average interest rate of 8.97%. In spite of having a slightly higher principal loan amount, the Partnership reduced it's annual total debt service payments by approximately $170,000.

Under the terms of the loan agreement, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 commencing on February 1, 1999 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the loan agreement, the Partnership was required to deposit with the Lender $114,375 and make monthly contributions of $3,905 which are held by the lender pending application for the completion of certain required repairs to Fifth Avenue. At March 31, 2000, the balance was $34,094.

Cash and cash equivalents totaled $194,832 at March 31, 2000, compared to $203,840 at December 31, 1999. The $9,008 decrease is primarily attributable to the increase in fixed asset additions offset by an increase in cash provided by operations.

Cash held in escrow increased to $105,308 at March 31, 2000 from $54,365 at December 31, 1999. The $50,943 increase is primarily attributable to contributions to the insurance and real estate tax escrow, as required in the Partnership's Loan Agreement.

Restricted cash - replacement reserve decreased to $34,094 at March 31, 2000, from $39,414 at December 31, 1999. The $5,320 decrease is attributable to the release of $17,598 for replacements and completed required lender repairs, offset in part by monthly contributions to the replacements reserve in accordance with the terms of the Loan Agreement.

Other assets decreased to $60,749 at March 31, 2000, from $69,716 at December 31, 1999. The decrease is primarily due to decreases in prepaid insurance and other prepaid expenses.

Accounts receivable totaled $2,217 at March 31, 2000, compared to $5,097 at December 31, 1999. The decrease is primarily attributable to the timing of tenant rental receipts. Accounts payable totaled $54,325 at March 31, 2000, compared to $70,376 at December 31, 1999. The decrease is primarily attributable to the timing of payments associated with fixed asset expenditures.

Accrued expenses and other liabilities totaled $93,445 at March 31, 2000, compared to $46,860 at December 31, 1999. The change is primarily attributable to the timing of payments for real estate taxes and accounting fees.

As a result of the recent Refinancing and anticipated reductions in general and administrative expenses, the General Partners currently expect funds from operations to be sufficient to pay all obligations for 2000, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

Results of Operations

Results of operations resulted in net losses of $44,034 for the three-month period ended March 31, 2000, compared to $85,972 for the three-month period ended March 31, 1999. The decreased net loss from 1999 to 2000 is primarily attributable to an increase in rental income and decreases in property operating expenses and general and administrative expenses.

S/M REAL ESTATE FUND VII, LTD.


Rental income totaled $341,056 for the three-month period ended March 31, 2000, compared with $326,448 for the three-month period ended March 31, 1999. Occupancy at Fifth Avenue averaged approximately 92% for the three-month periods ended March 31, 2000 and 1999, respectively. The average rental income per occupied square foot at Fifth Avenue was $8.82 for the three-month period ended March 31, 2000, compared to $8.45 for the corresponding period in 1999. The increase in the average rental income per occupied square foot in 2000 is primarily attributable to increases in rental rates.

Total expenses for the three-month period ended March 31, 2000 were $389,070 compared to $415,414 for the three-month period ended March 31, 1999. The decrease is due to decreases in property operating expenses and general and administrative expenses.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three-month period ended March 31, 2000 were $155,587 compared to $173,344 for the three-month period ended March 31, 1999. The decrease is primarily attributable to lower repair and maintenance costs for apartment preparation.

General and administrative expenses for the three-month period ended March 31, 2000 were $15,991 compared to $27,597 for the three-month period ended March 31, 1999. The decrease is due primarily to lower legal fees.

General

Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information related to the market risk of the Partnership since December 31, 1999.

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

                           (b) Reports on Form 8-K - No reports on Form 8-K were
                               filed during the quarter ended March 31, 2000.

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



                                            S/M REAL ESTATE FUND VII, LTD.

                                    BY:     SM7 APARTMENT INVESTORS INC.
                                            A General Partner


Date: April 26, 2000                        BY:      /s/ Richard E. Hoffmann
                                                     -----------------------
                                            Name:    Richard E. Hoffmann
                                            Title:   Director, President and
                                                     Treasurer



                                    BY:     MURRAY REALTY INVESTORS VII, INC.
                                            A General Partner


Date:  April 26, 2000                       BY:      /s/ Charles W. Karlen
                                                     ---------------------
                                            Name:    Charles W. Karlen
                                            Title:   Vice President

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

28b Pages 10-18 of the Prospectus dated June 10, 1983, contained in Amendment No. 3 to Partnership's Form S-11 Registration
                  Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28b to the
                  Partnership's Form 10-K filed with the Securities and Exchange
                  Commission on May 12, 1988.

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