Form 10-Q
period 2000-06-30
S/M REAL ESTATE FUND VII LTD/TX
filed 2000-08-02
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---------                      Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       or

             Transition Report Pursuant to Section 13 or 15(d) of the Securities
---------                      Exchange Act of 1934

                 For the Transition period from ______ to ______


                         COMMISSION FILE NUMBER: 0-11779


                         S/M REAL ESTATE FUND VII, LTD.
                         ------------------------------
              Exact Name of Registrant as Specified in its Charter


              Texas                                           75-1845682
              -----                                           ----------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation of organization)                         Identification No.)


5520 LBJ Freeway, Suite 500, Dallas, Texas                       75240
------------------------------------------                       -----
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
                                 Yes X   No
                                    ---     ---

S/M REAL ESTATE FUND VII, LTD.

BALANCE SHEETS

                                                    AT JUNE 30,     AT DECEMBER 31,
                                                       2000              1999
                                                   (UNAUDITED)
                                                   ------------      ------------
ASSETS
Real estate, at cost:
   Land                                            $    962,216      $    962,216
   Building and improvements                          7,890,916         7,863,701
                                                   ------------      ------------
                                                      8,853,132         8,825,917
   Less accumulated depreciation                     (6,095,694)       (5,941,608)
                                                   ------------      ------------
                                                      2,757,438         2,884,309

Cash and cash equivalents                               142,480           203,840
Cash held in escrow                                     154,869            54,365
Restricted cash - replacement reserve                    46,352            39,414
Accounts receivable                                       6,874             5,097
Other assets                                             54,884            69,716
                                                   ------------      ------------
     TOTAL ASSETS                                  $  3,162,897      $  3,256,741
                                                   ============      ============

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                     $  6,312,979      $  6,343,433
   Accounts payable:
     Trade                                               32,084            19,022
     Affiliates                                          42,165            51,354
   Accrued expenses and other liabilities               111,590            46,860
                                                   ------------      ------------
     Total Liabilities                                6,498,818         6,460,669
                                                   ------------      ------------
Partners' Deficit:
   General Partners                                    (119,971)         (118,651)
   Limited Partners (11,080 units outstanding)       (3,215,950)       (3,085,277)
                                                   ------------      ------------
     Total Partners' Deficit                         (3,335,921)       (3,203,928)
                                                   ------------      ------------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT       $  3,162,897      $  3,256,741
                                                   ============      ============

STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   GENERAL           LIMITED
                                   PARTNERS          PARTNERS            TOTAL
                                 ------------      ------------      ------------
BALANCE AT DECEMBER 31, 1999     $   (118,651)     $ (3,085,277)     $ (3,203,928)
Net loss                               (1,320)         (130,673)         (131,993)
                                 ------------      ------------      ------------
BALANCE AT JUNE 30, 2000         $   (119,971)     $ (3,215,950)     $ (3,335,921)
                                 ============      ============      ============


See accompanying notes to the financial statements.                           2

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                     2000            1999            2000            1999
                                  ----------      ----------      ----------      ----------
INCOME
Rental                            $  337,052      $  331,126      $  678,108      $  657,574
Interest and other                     4,709           1,842           8,689           4,836
                                  ----------      ----------      ----------      ----------
     Total Income                    341,761         332,968         686,797         662,410
                                  ----------      ----------      ----------      ----------
EXPENSES
Property operating                   190,382         201,436         345,969         374,780
Interest                             114,444         115,469         229,162         229,937
Depreciation and amortization        106,817         100,775         209,591         200,780
General and administrative            18,077          11,337          34,068          38,934
                                  ----------      ----------      ----------      ----------
     Total Expenses                  429,720         429,017         818,790         844,431
                                  ----------      ----------      ----------      ----------
NET LOSS                          $  (87,959)     $  (96,049)     $ (131,993)     $ (182,021)
                                  ==========      ==========      ==========      ==========
NET LOSS ALLOCATED:
To the General Partners           $     (880)     $     (960)     $   (1,320)     $   (1,820)
To the Limited Partners              (87,079)        (95,089)       (130,673)       (180,201)
                                  ----------      ----------      ----------      ----------
                                  $  (87,959)     $  (96,049)     $ (131,993)     $ (182,021)
                                  ==========      ==========      ==========      ==========
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)              $    (7.86)     $    (8.58)     $   (11.79)     $   (16.26)
                                  ----------      ----------      ----------      ----------

See accompanying notes to the financial statements.                           3

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,                                     2000            1999
                                                                   ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $ (131,993)     $ (182,021)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                      209,591         200,780
   Loss on retirement of asset                                         25,966          14,410
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
     Cash held in escrow                                             (100,504)        (80,832)
     Accounts receivable                                               (1,777)          3,139
     Other assets                                                      11,775          (8,716)
     Accounts payable                                                   3,873         (10,771)
     Accrued expenses and other liabilities                            64,730          53,449
                                                                   ----------      ----------
Net cash provided by (used in) operating activities                    81,661         (10,562)
                                                                   ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash - replacement reserve           (6,938)         51,099
Additions to real estate                                             (105,629)       (126,283)
                                                                   ----------      ----------
Net cash used in investing activities                                (112,567)        (75,184)
                                                                   ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES - Payments of principal
   on first mortgage note payable                                     (30,454)        (29,679)
                                                                   ----------      ----------
Net decrease in cash and cash equivalents                             (61,360)       (115,425)
Cash and cash equivalents, beginning of period                        203,840         274,735
                                                                   ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  142,480      $  159,310
                                                                   ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                           $  229,162      $  229,937
                                                                   ----------      ----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building improvements               $   18,567      $       --
                                                                   ----------      ----------


See accompanying notes to the financial statements.                           4

S/M REAL ESTATE FUND VII, LTD.

   NOTES TO THE FINANCIAL STATEMENTS

   The quarterly unaudited financial statements for S/M Real Estate Fund VII, Ltd. (the "Partnership") include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999, cash flows for the six months ended June 30, 2000 and 1999, and the statement of partners' deficit for the six months ended June 30, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

   During the six months ended June 30, 2000 and 1999, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property and construction management fees, in the amounts of $5,060 and $5,800, respectively. Property and construction management fees earned by an affiliate of the General Partners were $31,585 and $26,556 for the six months ended June 30, 2000 and 1999, respectively.

   The financial information included in this interim report as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 has been prepared by management without audit by independent public accountants. The Partnership's 1999 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

S/M REAL ESTATE FUND VII, LTD.

   PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Liquidity and Capital Resources

   In order to improve the financial condition of the Partnership and provide funds for exterior improvements on the Partnership's property, Fifth Avenue Apartments, ("Fifth Avenue"), a 198-unit apartment complex located in San Antonio, Texas, on December 3, 1998, the Partnership refinanced the mortgage note payable on Fifth Avenue (the "Refinancing"). In accordance with the terms of the loan agreement, the principal balance of the new mortgage totaling $6,400,000 is due January 1, 2009 and bears interest at a rate of 7.16%. The previous first and second mortgage had a combined balance of $6,259,810 at an average interest rate of 8.97%. In spite of having a slightly higher principal loan amount, the Partnership reduced its total annual debt service payments by approximately $170,000.

   Under the terms of the loan agreement, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 commencing on February 1, 1999 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the loan agreement, the Partnership was required to deposit with the lender $114,375 and make monthly contributions of $3,905 which are held by the lender pending application for the completion of certain required repairs to Fifth Avenue. At June 30, 2000, the balance in this replacement reserve account was $46,352.

   Cash and cash equivalents totaled $142,480 at June 30, 2000, compared to $203,840 at December 31, 1999. The $61,360 decrease is primarily attributable to fixed asset additions offset by an increase in cash provided by operations.

   Cash held in escrow increased to $154,869 at June 30, 2000 from $54,365 at December 31, 1999. The $100,504 increase is primarily attributable to contributions to the insurance and real estate tax escrow, as required in the Partnership's loan agreement.

   Restricted cash - replacement reserve increased to $46,352 at June 30, 2000, from $39,414 at December 31, 1999. The $6,938 increase is attributable to the monthly contributions to the replacements reserve, offset in part by the release of $17,598 for replacements and completed required lender repairs in accordance with the terms of the loan agreement.

   Other assets decreased from $69,716 at December 31, 1999, to $54,884 at June 30, 2000. The decrease is primarily due to decreases in prepaid insurance and other prepaid expenses.

   Accounts receivable totaled $6,874 at June 30, 2000, compared to $5,097 at December 31, 1999. The increase is primarily attributable to the timing of tenant rental receipts. Accounts payable totaled $74,249 at June 30, 2000, compared to $70,376 at December 31, 1999.

   Accrued expenses and other liabilities totaled $111,590 at June 30, 2000, compared to $46,860 at December 31, 1999. The change is primarily attributable to the timing of payments for real estate taxes, accounting fees, and administrative costs.

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

   Results of Operations

   Operations resulted in net losses of $87,959 and $131,993 for the three and six-month periods ended June 30, 2000, respectively, compared with net losses of $96,049 and $182,021 for the three and six-month periods ended June 30, 1999, respectively. The decreases for the three and six-months ended June 30, 2000 from the corresponding periods in 1999 are primarily attributable to decreases in property operating expenses.

S/M REAL ESTATE FUND VII, LTD.

   Rental income totaled $337,052 and $678,108 for the three and six-month periods ended June 30, 2000, respectively, compared to $331,126 and $657,574, respectively, for the corresponding periods in 1999. Occupancy at Fifth Avenue averaged approximately 93% for both the three and six-month periods ended June 30, 2000, respectively, compared to 96% and 94% for the corresponding periods in 1998, respectively. The average rental income per occupied square foot at Fifth Avenue was $8.60 and $8.71 for the three and six months ended June 30, 2000, respectively, compared to $8.15 and $8.30, respectively, for the corresponding periods in 1999. The increase in the average rental income per occupied square foot in 2000 is primarily attributable to increases in rental rates.

   Total expenses for the three and six-month periods ended June 30, 2000 were $429,720 and $818,790, respectively, compared to $429,017 and $844,431, respectively, for the three and six-month periods ended June 30, 1999. The decrease for the six-month period in 2000 is primarily due to a decrease in property operating expenses.

   Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three and six-month periods ended June 30, 2000 were $190,382 and $345,969, respectively, compared to $201,436 and $374,780, respectively, for the three and six-month periods ended June 30, 1999. The decreases for the 2000 periods primarily are attributable to lower repairs and maintenance costs for apartment preparation and lower insurance costs, offset in part by an increase in retirement of assets of $11,556.

   General and administrative expenses for the three and six-month periods ended June 30, 2000 were $18,077 and $34,068, respectively, compared to $11,337 and $38,934, respectively, for the three and six-month periods ended June 30, 1999. The decrease for the six-month period in 2000 is primarily related to lower legal fees.

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

                    10a Assignment and Assumption Agreement between Murray Management Corporation and Anterra Management Corporation for property management and leasing services dated January 1, 1990. Reference is made to Exhibit 10u to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission May 15, 1990.

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

                    (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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



                                    S/M REAL ESTATE FUND VII, LTD.

                                BY: SM7 APARTMENT INVESTORS INC.
                                    A General Partner


Date: August 2, 2000                BY:      /s/ Richard E. Hoffmann
                                             ----------------------------------
                                    Name:    Richard E. Hoffmann
                                    Title:   Director, President and Treasurer



                                BY: MURRAY REALTY INVESTORS VII, INC.
                                    A General Partner


Date:  August 2, 2000               BY:      /s/ Charles W. Karlen
                                             ----------------------------------
                                    Name:    Charles W. Karlen
                                    Title:   Vice President

                                INDEX TO EXHIBITS


EXHIBIT
  NO.      DESCRIPTION
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

10a        Assignment and Assumption Agreement between Murray Management
           Corporation and Anterra Management Corporation for property management and leasing services dated January 1, 1990. Reference is made to Exhibit 10u to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission May 15, 1990.

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