Form 10-Q
period 2000-09-30
S/M REAL ESTATE FUND VII LTD/TX
filed 2000-11-08
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                 For the Transition period from       to
                                                -----    -----


                         COMMISSION FILE NUMBER: 0-11779


                         S/M REAL ESTATE FUND VII, LTD.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in its Charter


                         Texas                                                         75-1845682
                         -----                                                         ----------
(State or other jurisdiction of incorporation of organization)             (I.R.S. Employer Identification No.)



 5520 LBJ Freeway, Suite 500, Dallas, Texas                                               75240
--------------------------------------------                                            ----------
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

                             Yes  X   No
                                 ---     ---

S/M REAL ESTATE FUND VII, LTD.

BALANCE SHEETS                                   AT SEPTEMBER 30,
                                                      2000         AT DECEMBER 31,
                                                   (UNAUDITED)          1999
                                                 ----------------  ---------------
ASSETS
Real estate, at cost:
   Land                                            $   962,216      $   962,216
   Building and improvements                         7,937,844        7,863,701
                                                   -----------      -----------
                                                     8,900,060        8,825,917
   Less accumulated depreciation                    (6,201,539)      (5,941,608)
                                                   -----------      -----------
                                                     2,698,521        2,884,309

Cash and cash equivalents                              112,285          203,840
Cash held in escrow                                    186,346           54,365
Restricted cash - replacement reserve                   43,159           39,414
Accounts receivable                                     11,098            5,097
Other assets                                            68,159           69,716
                                                   -----------      -----------
     TOTAL ASSETS                                  $ 3,119,568      $ 3,256,741
                                                   ===========      ===========
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                     $ 6,298,605      $ 6,343,433
   Accounts payable:
     Trade                                              21,828           19,022
     Affiliates                                         47,294           51,354
   Accrued expenses and other liabilities              176,385           46,860
                                                   -----------      -----------
     Total Liabilities                               6,544,112        6,460,669
                                                   -----------      -----------
Partners' Deficit:
   General Partners                                   (120,857)        (118,651)
   Limited Partners (11,080 units outstanding)      (3,303,687)      (3,085,277)
                                                   -----------      -----------
     Total Partners' Deficit                        (3,424,544)      (3,203,928)
                                                   -----------      -----------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT       $ 3,119,568      $ 3,256,741
                                                   ===========      ===========





STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                    GENERAL          LIMITED
                                    PARTNERS         PARTNERS          TOTAL
                                  ------------     ------------     ------------
BALANCE AT DECEMBER 31, 1999      $  (118,651)     $(3,085,277)     $(3,203,928)
Net loss                               (2,206)        (218,410)        (220,616)
                                  -----------      -----------      -----------
BALANCE AT SEPTEMBER 30, 2000     $  (120,857)     $(3,303,687)     $(3,424,544)
                                  ===========      ===========      ===========



See accompanying notes to the financial statements.                            2

S/M REAL ESTATE FUND VII, LTD.


STATEMENTS OF OPERATIONS (UNAUDITED)

                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                      2000             1999             2000             1999
                                -------------      -------------   ------------      -------------
INCOME
Rental                            $   342,481      $   348,700      $ 1,020,589      $ 1,006,274
Interest and other                      5,122            2,149           13,811            6,985
                                  -----------      -----------      -----------      -----------
     Total Income                     347,603          350,849        1,034,400        1,013,259
                                  -----------      -----------      -----------      -----------
EXPENSES
Property operating                    195,977          150,587          541,946          525,367
Interest                              115,434          116,490          344,596          346,427
Depreciation and amortization         107,984          106,258          317,575          307,038
General and administrative             16,831           25,512           50,899           64,446
                                  -----------      -----------      -----------      -----------
     Total Expenses                   436,226          398,847        1,255,016        1,243,278
                                  -----------      -----------      -----------      -----------
NET LOSS                          $   (88,623)     $   (47,998)     $  (220,616)     $  (230,019)
                                  ===========      ===========      ===========      ===========
NET LOSS ALLOCATED:
To the General Partners           $      (886)     $      (480)     $    (2,206)     $    (2,300)
To the Limited Partners               (87,737)         (47,518)        (218,410)        (227,719)
                                  -----------      -----------      -----------      -----------
                                  $   (88,623)     $   (47,998)     $  (220,616)     $  (230,019)
                                  ===========      ===========      ===========      ===========
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)              $     (7.92)     $     (4.29)     $    (19.71)     $    (20.55)
                                  -----------      -----------      -----------      -----------




See accompanying notes to the financial statements.                            3

S/M REAL ESTATE FUND VII, LTD.


STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                2000              1999
---------------------------------------                             ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(220,616)        $(230,019)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization                                      317,575           307,038
   Loss on retirement of asset                                         28,602            14,410
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
     Cash held in escrow                                             (131,981)         (114,790)
     Accounts receivable                                               (6,001)          (17,357)
     Other assets                                                      (3,028)           (5,106)
     Accounts payable                                                  (1,254)          (19,360)
     Accrued expenses and other liabilities                           129,525           111,548
                                                                    ---------         ---------
Net cash provided by operating activities                             112,822            46,364
                                                                    ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash - replacement reserve           (3,745)           78,792
Additions to real estate                                             (155,804)         (163,870)
                                                                    ---------         ---------
Net cash used in investing activities                                (159,549)          (85,078)
                                                                    ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES - Payments of principal
   on first mortgage note payable                                     (44,828)          (42,996)
                                                                    ---------         ---------
Net decrease in cash and cash equivalents                             (91,555)          (81,710)
Cash and cash equivalents, beginning of period                        203,840           274,735
                                                                    ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 112,285         $ 193,025
                                                                    =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                            $ 344,596         $ 346,427
                                                                    ---------         ---------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building improvements                $  18,567         $      --
                                                                    ---------         ---------



See accompanying notes to the financial statements.                            4

S/M REAL ESTATE FUND VII, LTD.


NOTES TO THE FINANCIAL STATEMENTS

The quarterly unaudited financial statements for S/M Real Estate Fund VII, Ltd. (the "Partnership") include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999, cash flows for the nine months ended September 30, 2000 and 1999, and the statement of partners' deficit for the nine months ended September 30, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

During the nine months ended September 30, 2000 and 1999, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property and construction management fees, in the amounts of $7,655 and $8,938, respectively. Property and construction management fees earned by an affiliate of the General Partners were $47,150 and $40,465 for the nine months ended September 30, 2000 and 1999, respectively.

The financial information included in this interim report as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 has been prepared by management without audit by independent public accountants. The Partnership's 1999 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

S/M REAL ESTATE FUND VII, LTD.


PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

In order to improve the financial condition of the Partnership and provide funds for exterior improvements on the Partnership's property, Fifth Avenue Apartments ("Fifth Avenue"), a 198-unit apartment complex located in San Antonio, Texas, on December 3, 1998, the Partnership refinanced the mortgage note payable on Fifth Avenue (the "Refinancing"). In accordance with the terms of the loan agreement, the principal balance of the new mortgage totaling $6,400,000 is due January 1, 2009 and bears interest at a rate of 7.16%. The previous first and second mortgage had a combined balance of $6,259,810 at an average interest rate of 8.97%. In spite of having a slightly higher principal loan amount, the Partnership reduced its total annual debt service payments by approximately $170,000.

Under the terms of the loan agreement, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 commencing on February 1, 1999 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the loan agreement, the Partnership was required to deposit with the lender $114,375 and make monthly contributions of $3,905 which are held by the lender pending application for the completion of certain required repairs to Fifth Avenue. At September 30, 2000, the balance in this replacement reserve account was $43,159.

Cash and cash equivalents totaled $112,285 at September 30, 2000, compared to $203,840 at December 31, 1999. The $91,555 decrease is primarily attributable to fixed asset additions offset by an increase in cash provided by operations.

Cash held in escrow increased to $186,346 at September 30, 2000 from $54,365 at December 31, 1999. The $131,981 increase is attributable to contributions to the insurance and real estate tax escrow, as required in the Partnership's loan agreement, which will be paid in the fourth quarter of 2000.

Restricted cash - replacement reserve increased to $43,159 at September 30, 2000, from $39,414 at December 31, 1999. The $3,745 increase is attributable to the monthly contributions to the replacements reserve, offset in part by the release of $33,198 for replacements and completed required lender repairs in accordance with the terms of the loan agreement.

Accounts receivable totaled $11,098 at September 30, 2000, compared to $5,097 at December 31, 1999. The increase is primarily attributable to the timing of tenant rental receipts. Other assets totaled $68,159 at September 30, 2000, compared to $69,716 at December 31, 1999. Accounts payable totaled $69,122 at September 30, 2000, compared to $70,376 at December 31, 1999.

Accrued expenses and other liabilities totaled $176,385 at September 30, 2000, compared to $46,860 at December 31, 1999, an increase of $129,525. The change is primarily attributable to the timing of payments for real estate taxes.

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

Results of Operations

Operations resulted in net losses of $88,623 and $220,616 for the three and nine-month periods ended September 30, 2000, respectively, compared with net losses of $47,998 and $230,019 for the three and nine-month periods ended September 30, 1999, respectively. The increase in net loss for the three months ended September 30, 2000 from the corresponding period in 1999 is primarily attributable to an increase in property operating expenses. The decrease for the nine months ended September 30, 2000 from the corresponding period in 1999 is primarily attributable to an increase in total income and a decrease in general and administrative expenses offset in part by increases in property operating expenses and depreciation and amortization.

S/M REAL ESTATE FUND VII, LTD.


Rental income totaled $342,481 and $1,020,589 for the three and nine-month periods ended September 30, 2000, respectively, compared to $348,700 and $1,006,274, respectively, for the corresponding periods in 1999. Occupancy at Fifth Avenue averaged approximately 93% for both the three and nine-month periods ended September 30, 2000, respectively, compared to 96% and 95% for the corresponding periods in 1999, respectively. The average rental income per occupied square foot at Fifth Avenue was $8.78 and $8.74 for the three and nine months ended September 30, 2000, respectively, compared to $8.60 and $8.40, respectively, for the corresponding periods in 1999. The increase in the average rental income per occupied square foot in 2000 is primarily attributable to increases in rental rates.

Total expenses for the three and nine-month periods ended September 30, 2000 were $436,226 and $1,255,016, respectively, compared to $398,847 and $1,243,278, respectively, for the three and nine-month periods ended September 30, 1999. The increases for the three and nine-month periods in 2000 are primarily due to increases in property operating expenses.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance costs and real estate taxes. Property operating expenses for the three and nine-month periods ended September 30, 2000 were $195,977 and $541,946, respectively, compared to $150,587 and $525,367, respectively, for the three and nine-month periods ended September 30, 1999. The increases for the 2000 periods primarily are attributable to increases in repair and maintenance costs for apartment preparation, real estate taxes and loss on retirement of assets, offset in part by lower general repairs and maintenance costs and lower insurance costs.

General and administrative expenses for the three and nine-month periods ended September 30, 2000 were $16,831 and $50,899, respectively, compared to $25,512 and $64,446, respectively, for the three and nine-month periods ended September 30, 1999. The decreases for the three and nine-month periods in 2000 are primarily related to lower legal fees.

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

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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



                                     S/M REAL ESTATE FUND VII, LTD.

                             BY:     SM7 APARTMENT INVESTORS INC.
                                     A General Partner


Date: November 8, 2000               BY:   /s/ Richard E. Hoffmann
                                           -----------------------
                                     Name: Richard E. Hoffmann
                                     Title: Director, President and Treasurer



                             BY:     MURRAY REALTY INVESTORS VII, INC.
                                     A General Partner


Date:  November 8, 2000              BY:   /s/ Charles W. Karlen
                                           ---------------------
                                     Name: Charles W. Karlen
                                     Title: Vice President

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