Form 10-K405
period 2000-12-31
S/M REAL ESTATE FUND VII LTD/TX
filed 2001-03-21
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                             -----------------

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

                                TABLE OF CONTENTS

                                                                                PAGE
                                     PART I

Item 1.  Business                                                                3

Item 2.  Properties                                                              4

Item 3.  Legal Proceedings                                                       4

Item 4.  Submission of Matters to a Vote of Security Holders                     4

                                     PART II

Item 5.  Market for the Partnership's Limited Partnership
         Interests and Related Security Holder Matters                           5

Item 6.  Selected Financial Data                                                 5

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     6

Item 7a. Quantitative and Qualitative Disclosures about Market Risk              8

Item 8.  Financial Statements Supplementary Data                                 9

Item 9.  Changes in and Disagreements with Accountants
         On Accounting and Financial Disclosure                                  9

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                     10

Item 11. Executive Compensation                                                 11

Item 12  Security Ownership of Certain Beneficial Owners
         and Management                                                         12

Item 13. Certain Relationships and Related Transactions                         12

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                                    12

Signatures                                                                      14

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

The San Antonio and Austin apartment markets deteriorated in the mid-1980s due to overbuilding and the general economic decline of the Southwest economy. Rental concessions and a decline in the Properties' operating results led to the depletion of the Partnership's working capital reserve. In July 1986, the General Partners suspended mortgage payments on the Partnership's two Properties and commenced negotiations with the lenders in an effort to restructure the terms of their respective mortgage loan agreements. Subsequently, in November 1986 and March 1987, the Partnership executed letters of intent with the holders of the Rockcreek and Fifth Avenue notes, respectively, to modify certain conditions and terms of the mortgage obligations. The Partnership resumed payments to both lenders in March 1987 in accordance with the proposed modifications.

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

In order to improve the financial condition of the Partnership and provide much needed funds for exterior improvements on Fifth Avenue, on December 3, 1998, the General Partners of the Partnership refinanced the mortgage note payable on Fifth Avenue. In accordance with the terms of the Loan Agreement executed in connection with the refinancing (the "Agreement"), the principal balance of the original mortgage totaling $6,400,000 is due January 1, 2009 and bears interest at a fixed rate of 7.16%. The previous first and second mortgages had a combined balance of $6,259,810 at an average interest rate of 8.97%. See more details of the Agreement in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 "Mortgage Notes Payable" of the Notes to the Financial Statements contained herein.

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

Fifth Avenue directly competes with the following similar five apartment complexes in San Antonio:

                                    Number of           Percent Occupied at
                      Property        Units*            December 15, 2000*
                      --------      ---------           -------------------
                         1            185                     94%
                         2            192                     96%
                         3            200                     71%
                         4            248                     96%
                         5            265                     95%

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

ITEM 2. PROPERTIES

As of December 31, 2000, the Partnership owned Fifth Avenue Apartments, a 198-unit apartment complex located in San Antonio, Texas and situated on approximately 8.45 acres with 169,270 square feet of net leaseable space. Occupancy at Fifth Avenue Apartments averaged 94% and 95% for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, Fifth Avenue Apartments was 97% and 90% occupied, respectively.


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

                                     PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

A public market for the Partnership's Limited Partnership Interests does not exist and is not likely to develop. Consequently, a Limited Partner may not be able to liquidate its investment in the event of emergency or for any other reason, and Interests may not be readily accepted as collateral for a loan. Furthermore, the transfer of Interests is subject to certain limitations, including approval of the General Partners. At December 31, 2000, there were 982 Limited Partners of record, owning an aggregate of 11,080 Interests.

There have been no cash distributions to the Limited Partners since the inception of the Partnership.


ITEM 6.  SELECTED FINANCIAL DATA
(dollars in thousands except per Interest data)

For the years ended December 31, (1)                    2000          1999          1998          1997          1996
------------------------------------                 ----------    ----------    ----------    ----------    ----------

Gross Income                                         $    1,398    $    1,371    $    1,361    $    1,327    $    1,341


Loss Before
Extraordinary Items                                        (256)         (263)         (496)         (417)         (365)

Net Loss                                                   (256)         (263)         (429)         (417)         (139)

Net Loss per Limited
Partnership Interest (2)                                 (22.88)       (23.48)       (38.31)       (37.28)       (12.43)

Total Assets
at Year-End                                               2,918         3,257         3,585         3,942         4,329

Total Mortgage Notes Payable
at Year-End                                               6,284         6,343         6,400         6,198         6,250


(1) Results for the five years ended December 31, 2000 solely reflect operations of Fifth Avenue as Rockcreek was sold in December 1993.

(2) Based on the Units outstanding at the end of such period and net loss allocated to the Limited Partners.

The above selected financial data should be read in conjunction with the Financial Statements and related notes incorporated by reference to Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

In order to improve the financial condition of the Partnership and provide much needed funds for exterior improvements on Fifth Avenue, on December 3, 1998, the Partnership refinanced the mortgage note payable on Fifth Avenue, (the "Refinancing"). In accordance with the terms of the Loan Agreement (the "Loan Agreement"), the principal balance of the original mortgage totaling $6,400,000 is due January 1, 2009 and bears interest at a fixed rate of 7.16% (the "New First Mortgage"). The previous first and second mortgage (the "Previous Mortgage") had a combined balance of $6,259,810 at an average interest rate of 8.97%. In spite of having a slightly higher loan principal amount, the Partnership reduced its total annual debt service payments by approximately $170,000. As a part of the refinancing, the previous lender forgave $181,142 of debt and required the Partnership to pay a $139,223 prepayment penalty, resulting in a gain on debt restructuring to the Partnership of $67,638.

Under the terms of the New First Mortgage with General Electric Capital Corporation (the "Lender"), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 commencing on February 1, 1999 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the Loan Agreement, the Partnership was required to deposit with the Lender $114,375 and make monthly contributions of $3,905 which are held by the Lender pending application for the completion of certain required repairs to Fifth Avenue. At December 31, 2000, the balance in this replacement reserve account was $55,621.

The Previous Mortgage was subject to the terms of a modification and extension agreement (the "Modification Agreement") executed on May 30, 1996 with Federal National Mortgage Association (the "Previous Lender"). At the time the Modification Agreement was executed, the previous first mortgage had an aggregate balance of $7,111,142, representing $5,830,000 in original principal and $1,281,142 in accrued interest. In accordance with the terms of the Modification Agreement, the previous first mortgage of $5,830,000 had a fixed interest rate of 9.875% with fixed monthly payments of principal and interest in the amount of $52,464 and the previous first mortgage's maturity date was June 1, 2001 (the "Previous First Mortgage").

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

Cash and cash equivalents totaled $136,606 at December 31, 2000, compared to $203,840 at December 31, 1999. The $67,234 decrease is primarily attributable to fixed asset additions offset by an increase in cash provided by operations.

Cash held in escrow increased to $60,870 at December 31, 2000, from $54,365 at December 31, 1999. The $6,505 increase is primarily attributable to contributions to the insurance and real estate tax escrow, as required in the Loan Agreement, and an increase in interest earned on the cash held in escrow.

Restricted cash replacement reserve increased to $55,621, at December 31, 2000, from $39,414 at December 31, 1999. The $16,207 increase is attributable to the monthly contributions to the replacements reserve, offset in part by the release of $33,198 for replacements and completed required lender repairs in accordance with the terms of the Loan Agreement.

Other assets totaled $61,821 at December 31, 2000, compared to $69,716 at December 31, 1999. The decrease in other assets is primarily attributable to the amortization of loan costs.

Accounts payable totaled $47,565 at December 31, 2000, compared to $70,376 at December 31, 1999. The decrease is primarily attributable to the timing of payments associated with repairs and maintenance for apartment preparation and construction management fees.

As a result of the Refinancing and anticipated reductions in general and administrative expenses, the General Partners currently expect funds from operations to pay all obligations for 2001, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.


Results of Operations

2000 Compared With 1999

Operations resulted in net losses of $256,037 for the year ended December 31, 2000, and $262,832 for the year ended December 31, 1999. The decreased net loss from 1999 to 2000 is primarily attributable to an increase in rental income and a decrease in general and administrative expenses offset in part by increases in property operating expenses and depreciation and amortization.

Rental income at Fifth Avenue totaled $1,380,401 for the year ended December 31, 2000, compared to $1,353,692 for the year ended December 31, 1999. Occupancy at Fifth Avenue averaged approximately 94% during 2000 and 95% during 1999. The average rental income per occupied square foot at Fifth Avenue was $8.76 in 2000, compared to $8.48 in 1999. At December 31, 2000, Fifth Avenue was 97% occupied. The increase in the average rental income per occupied square foot in 2000 is primarily attributable to an increase in rental rates.

Total expenses for the year ended December 31, 2000 were $1,654,394 compared to $1,633,945 for the year ended December 31, 1999. The increase is primarily attributable to increases in property operating expenses, and depreciation and amortization expenses which were offset in part by a decrease in general and administrative expenses.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the year ended December 31, 2000 were $704,176, compared to $677,746 for the year ended December 31, 1999. The increase is primarily attributable to higher repair and maintenance costs primarily for apartment preparation, real estate taxes and loss on retirement of assets, offset in part by lower general repairs and maintenance costs and lower insurance costs.

Depreciation and amortization expense totaled $426,124 for the year ended December 31, 2000, compared to $412,864 for the year ended December 31, 1999. The increase is attributable to additions to buildings and improvements.

General and administrative expenses for the year ended December 31, 2000 were $64,336 compared to $80,671 for the year ended December 31, 1999. The decrease is primarily attributable to lower legal fees and other professional expenses.

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

General

The effect of inflation on the results of operations for the years ended December 31, 2000, 1999 and 1998 was not significant.

Over the past several years the real estate market has gotten stronger and this improvement has resulted in an increase in the number of potential buyers as well as the number of parties interested in purchasing limited partnership units on the secondary market. Some of these groups have solicited the Partnership's Limited Partners directly with offers to buy their units. The General Partners are constantly analyzing market conditions, comparable sales, and economic trends in order to evaluate their impact on the value of the Partnership's property, and intend to consider the sale of Fifth Avenue at the time when such sale will maximize the property's value and otherwise be in the best interests of the Limited Partners.

Words or phrases when used in this Form 10-K or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure relates to changes in interest rates related to its long-term debt. To limit the impact of interest rate changes, the Partnership has entered into fixed rate debt of 7.16% that expires in 2009. As a result, the Partnership's only interest rate risk is the opportunity loss should interest rates decline. The following table summarizes the expected maturities of the Partnership's long-term debt. The Partnership believes that borrowing rates available to the Partnership at December 31, 2000 for such loans with similar terms and maturities approximate the Partnership's fixed rate of 7.16% and therefore the carrying amount approximates the fair value.

Year ending December 31,
                 2001                $  65,277
                 2002                   70,177
                 2003                   75,444
                 2004                   81,107
                 2005                   87,195
                 Thereafter           5,904,759
                                     ----------
                                     $6,283,959
                                     ----------

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this report:


                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
Independent Auditors' Report ......................................................................F-1

Balance Sheets - At December 31, 2000 and 1999 ....................................................F-2

Statements of Partners' Deficit - For the years ended December 31, 2000, 1999 and 1998 ............F-2

Statements of Operations - For the years ended December 31, 2000, 1999 and 1998 ...................F-3

Statements of Cash Flows - For the years ended December 31, 2000, 1999 and 1998 ...................F-4

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Murray Realty Investors VII, Inc., a Texas corporation, SM7 Apartment Investors Inc., a Texas corporation ("SM7"), and Crozier Partners VII, Ltd., a Texas limited partnership, are the General Partners of the Partnership. On June 16, 1998, DA Group Holdings, Inc., a Delaware corporation and the parent company of SM7 ("DA"), and Anterra Property Investors VIII, Inc., a Texas corporation ("Anterra"), entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, Anterra purchased from DA all of the issued and outstanding shares of common stock, $1.00 par value per share, of SM7. Anterra is an affiliate of Anterra Property Investors VII, Inc. which is the general partner of Crozier Partners VII, Ltd. The following is a summary of certain information concerning the directors and executive officers of Anterra Property Investors VII, Inc., Murray Realty Investors VII, Inc. and SM7 Apartment Investors Inc., as of December 31, 2000.

Anterra Property Investors VII, Inc., general partner of Crozier Partners VII, Ltd.

Richard E. Hoffmann, 46, President, Treasurer and Director. For more than five years prior to July 15, 1990, Mr. Hoffmann was a Vice President and Treasurer of Murray Properties Company and various other affiliated companies. He resigned his position with substantially all Murray Properties Company affiliates on July 15, 1990. Mr. Hoffmann was elected Senior Vice President, Treasurer and a Director of Anterra Realty Corporation in June of 1990, and was elected President of Anterra Realty Corporation in July of 1994. He is President, Treasurer and a Director of all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Mr. Hoffmann received a Master of Business Administration degree from the University of Texas at Austin in 1979 and a B.S. from Tulane University in 1977. He is a Certified Public Accountant.

Lynn D. Maynard, 48, Executive Vice President and Director. For more than five years prior to December 26, 1989, Ms. Maynard was an officer of Murray Properties Company and various other affiliated companies. She was elected Vice President of Murray Properties Company and Murray Realty Investors, Inc. in December of 1986. Ms. Maynard resigned her positions with substantially all Murray Properties Company affiliates on December 26, 1989. Ms. Maynard was elected Senior Vice President and a Director of Anterra Realty Corporation in November 1989, and is Executive Vice President and a Director of all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Ms. Maynard received a Bachelor of Science Degree in Accounting from the University of Texas at Dallas, and is a Certified Public Accountant. She is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Dallas Chapter of Certified Public Accountants.

Sandy Robison, 45, Vice President and Secretary. Ms. Robison joined Anterra Realty Corporation's predecessor company in 1983 and has served in all areas of the Accounting Department, including the positions of Staff Accountant, Systems Manager and Assistant Controller. Ms. Robison became Secretary of Anterra Realty Corporation in December 1997 and became Vice President and Controller of Anterra Realty Corporation in December 1998. She is Vice President, Secretary and Controller of Anterra Realty Corporation and all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Ms. Robison holds an associates degree from Eastfield College.

Murray Realty Investors VII, Inc., Corporate General Partner

Fulton Murray, 60, President, Chairman of the Board and Director. Mr. Murray has been Chairman of the Board and Chief Executive Officer of Murray Properties Company and Murray Financial Corporation for more than five years prior to the date of this report. In addition, he is a director or officer of substantially all affiliates of Murray Properties Company. His family, or trusts for their benefit, own approximately 64% of the outstanding stock of Murray Financial Corporation, which is the parent corporation of Murray Properties Company and most of its affiliates. He holds a Bachelor of Business Administration degree in Finance from Southern Methodist University.

Charles W. Karlen, 65, Vice President. Mr. Karlen is Senior Vice President and Treasurer of Murray Financial Corporation. Prior to joining the Murray Organization in 1971, he was employed by Peat Marwick Mitchell & Co., a public accounting firm. Mr. Karlen is a Certified Public Accountant and holds a Bachelor of Business Administration degree in Accounting from the University of North Texas.

SM7 Apartment Investors Inc., Corporate General Partner

Richard E. Hoffmann, 46, President, Treasurer and Director. For more than five years prior to July 15, 1990, Mr. Hoffmann was a Vice President and Treasurer of Murray Properties Company and various other affiliated companies. He resigned his position with substantially all Murray Properties Company affiliates on July 15, 1990. Mr. Hoffmann was elected Senior Vice President, Treasurer and a Director of Anterra Realty Corporation in June of 1990, and was elected President of Anterra Realty Corporation in July of 1994. He is President, Treasurer and a Director of all other subsidiary corporations of Anterra Realty Corporation, including SM7 Apartment Investors Inc. Mr. Hoffmann received a Master of Business Administration degree from the University of Texas at Austin in 1979 and a B.S. from Tulane University in 1977. He is a Certified Public Accountant.

Lynn D. Maynard, 48, Executive Vice President and Director. For more than five years prior to December 26, 1989, Ms. Maynard was an officer of Murray Properties Company and various other affiliated companies. She was elected Vice President of Murray Properties Company and Murray Realty Investors, Inc. in December of 1986. Ms. Maynard resigned her positions with substantially all Murray Properties Company affiliates on December 26, 1989. Ms. Maynard was elected Senior Vice President and a Director of Anterra Realty Corporation in November 1989, and is Executive Vice President and a Director of all other subsidiary corporations of Anterra Realty Corporation including SM7 Apartment Investors Inc. Ms. Maynard received a Bachelor of Science Degree in Accounting from the University of Texas at Dallas, and is a Certified Public Accountant. She is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Dallas Chapter of Certified Public Accountants.

Sandy Robison, 45, Vice President and Secretary. Ms. Robison joined Anterra Realty Corporation's predecessor company in 1983 and has served in all areas of the Accounting Department, including the positions of Staff Accountant, Systems Manager and Assistant Controller. Ms. Robison became Secretary of Anterra Realty Corporation in December 1997 and became Vice President and Controller of Anterra Realty Corporation in December 1998. She is Vice President, Secretary and Controller of Anterra Realty Corporation and all other subsidiary corporations of Anterra Realty Corporation, including SM7 Apartment Investors Inc. Ms. Robison holds an associates degree from Eastfield College.


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


ITEM 11. EXECUTIVE COMPENSATION

The Partnership has not paid and does not propose to pay any cash compensation, bonuses or deferred compensation, compensation pursuant to retirement or other plans, or other compensation to the officers, directors, or partners of the General Partners. The General Partners and their affiliates receive various fees and distributions. See Item 13. "Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their affiliates during the year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Beneficial owners of 5% or more of Registrant's Securities

                                                                       Amount and
                                                                       Nature of
                                                                       Beneficial                Percent
         Title of Class                 Beneficial Owner               Ownership                 of Class
         --------------                 ----------------               ----------                --------
         Limited Partnership            Naomi Ruth                     600                         5.4%
         Interest, $1,000               Wilden Trust                   (owned beneficially
         per Interest                   221 N Central Ave,  #299       and of record)
                                        Medford, OR 97501-5927

     (b) No General Partner or any officer or director of a General Partner beneficially owned or owned of record directly or indirectly any Interests as of December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) During the years ended December 31, 2000, 1999 and 1998, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property and construction management fees, in the amounts of $11,050, $11,906 and $11,385, respectively.

          On January 1, 1990, Murray Management Corporation retained Anterra Management Corporation, an affiliate of the general partners, to provide certain administrative and management services with respect to the Partnership and its Properties. Anterra Management Corporation is a real estate related service company formed by former executive officers of Murray and its affiliates, and earned property and construction management fees of $61,528, $65,086 and $67,759 for the years ended December 31, 2000, 1999 and 1998, respectively.

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


                                            S/M REAL ESTATE FUND VII, LTD.

                                            BY:  SM7 APARTMENT INVESTORS INC.
                                                 A General Partner





Date:  March 21, 2001
                                            BY:  /s/ Richard E. Hoffmann
                                               -------------------------------
                                                     Richard E. Hoffmann
                                                     Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following members of the Board of Directors and officers of SM7 Apartment Investors Inc., a corporate general partner of the Registrant, on behalf of the Registrant in the capacities and on the dates indicated.






Date:  March 21, 2001
                                            BY:  /s/ Richard E. Hoffmann
                                               -------------------------------
                                                     Richard E. Hoffmann
                                                     President, Director and
                                                     Treasurer



Date:  March 21, 2001
                                            BY: /s/ Lynn D. Maynard
                                               -------------------------------
                                                     Lynn D. Maynard
                                                     Executive Vice President
                                                     and Director



Date:  March 21, 2001
                                            BY: /s/ Sandy Robison
                                               -------------------------------
                                                    Chief Financial Officer,
                                                    Vice President,
                                                    Secretary and Controller

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



                                    BY:  CROZIER PARTNERS VII, LTD.
                                         A general partner

                                    BY:  ANTERRA PROPERTY INVESTORS VII, INC.,
                                         General Partner of Crozier Partners
                                         VII, Ltd.



Date:  March 21, 2001
                                    BY: /s/ Richard E. Hoffman
                                       ---------------------------------------
                                            Richard E. Hoffman
                                            President, Director and Treasurer



Date:  March 21, 2001
                                    BY: /s/ Lynn D. Maynard
                                       ---------------------------------------
                                            Lynn D. Maynard
                                            Executive Vice President and
                                            Director

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



                                       MURRAY REALTY INVESTORS VII, INC.
                                       A General Partner





Date:  March 21, 2001
                                       BY:  /s/  Fulton Murray
                                          ------------------------------------
                                                 Fulton Murray
                                                 President, Chairman of the
                                                 Board and Director



Date:  March 21, 2001
                                       BY:  /s/  Charles W. Karlen
                                          ------------------------------------
                                                 Charles W. Karlen
                                                 Vice President

-------------------------------------------------------------------------------
                          INDEPENDENT AUDITORS' REPORT
-------------------------------------------------------------------------------



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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S/M Real Estate Fund VII, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             KPMG LLP

Dallas, Texas
January 26, 2001

S/M REAL ESTATE FUND VII, LTD.

BALANCE SHEETS                                            AT DECEMBER 31,    AT DECEMBER 31,
                                                               2000               1999
                                                          ---------------    ---------------
ASSETS
Real estate, at cost:
   Land                                                   $       962,216    $       962,216
   Buildings and improvements                                   7,944,151          7,863,701
                                                          ---------------    ---------------
                                                                8,906,367          8,825,917
   Less accumulated depreciation                               (6,308,560)        (5,941,608)
                                                          ---------------    ---------------
                                                                2,597,807          2,884,309

Cash and cash equivalents                                         136,606            203,840
Cash held in escrow                                                60,870             54,365
Restricted cash - replacement reserve                              55,621             39,414
Accounts receivable                                                 5,451              5,097
Other assets                                                       61,821             69,716
                                                          ---------------    ---------------
     TOTAL ASSETS                                         $     2,918,176    $     3,256,741
                                                          ===============    ===============
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                            $     6,283,959    $     6,343,433
   Accounts payable:
     Trade                                                          6,605             19,022
     Affiliates                                                    40,960             51,354
   Accrued expenses and other liabilities                          46,617             46,860
                                                          ---------------    ---------------
     Total Liabilities                                          6,378,141          6,460,669
                                                          ---------------    ---------------
Partners' Deficit:
   General Partners                                              (121,211)          (118,651)
   Limited Partners (11,080 units outstanding)                 (3,338,754)        (3,085,277)
                                                          ---------------    ---------------
     Total Partners' Deficit                                   (3,459,965)        (3,203,928)
                                                          ---------------    ---------------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT              $     2,918,176    $     3,256,741
                                                          ===============    ===============



STATEMENTS OF PARTNERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                             GENERAL            LIMITED
                                                             PARTNERS           PARTNERS             TOTAL
                                                          ---------------    ---------------    ---------------
BALANCE AT DECEMBER 31, 1997                              $      (111,736)   $    (2,400,635)   $    (2,512,371)
Net Loss                                                           (4,287)          (424,438)          (428,725)
                                                          ---------------    ---------------    ---------------
BALANCE AT DECEMBER 31, 1998                              $      (116,023)   $    (2,825,073)   $    (2,941,096)
Net Loss                                                           (2,628)          (260,204)          (262,832)
                                                          ---------------    ---------------    ---------------
BALANCE AT DECEMBER 31, 1999                              $      (118,651)   $    (3,085,277)   $    (3,203,928)
Net Loss                                                           (2,560)          (253,477)          (256,037)
                                                          ---------------    ---------------    ---------------
BALANCE AT DECEMBER 31, 2000                              $      (121,211)   $    (3,338,754)   $    (3,459,965)
                                                          ===============    ===============    ===============



See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.


STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,                     2000             1999             1998
                                                -------------    -------------    -------------
INCOME
Rental                                          $   1,380,401    $   1,353,692    $   1,351,810
Interest and other                                     17,956           17,421            8,718
                                                -------------    -------------    -------------

     Total Income                                   1,398,357        1,371,113        1,360,528
                                                -------------    -------------    -------------
EXPENSES
Property operating                                    704,176          677,746          622,700
Interest                                              459,758          462,664          739,720
Depreciation and amortization                         426,124          412,864          388,981
General and administrative                             64,336           80,671          105,490
                                                -------------    -------------    -------------
     Total Expenses                                 1,654,394        1,633,945        1,856,891
                                                -------------    -------------    -------------
     Loss before extraordinary item                  (256,037)        (262,832)        (496,363)
                                                -------------    -------------    -------------
EXTRAORDINARY ITEM
Gain on debt restructuring                                 --               --           67,638
                                                -------------    -------------    -------------
     NET LOSS                                   $    (256,037)   $    (262,832)   $    (428,725)
                                                =============    =============    =============
NET LOSS ALLOCATED:
   To the General Partners                      $      (2,560)   $      (2,628)   $      (4,287)
   To the Limited Partners                           (253,477)        (260,204)        (424,438)
                                                -------------    -------------    -------------
                                                $    (256,037)   $    (262,832)   $    (428,725)
                                                =============    =============    =============
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)

Net loss before extraordinary item              $      (22.88)   $      (23.48)   $      (44.35)
                                                -------------    -------------    -------------
Extraordinary item                                         --               --             6.04
                                                -------------    -------------    -------------
     NET LOSS                                   $      (22.88)   $      (23.48)   $      (38.31)
                                                =============    =============    =============



See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,                                         2000             1999             1998
                                                                    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                            $    (256,037)   $    (262,832)   $    (428,725)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                          426,124          412,864          388,981
   Loss on retirement of assets                                            28,602           14,410               --
   Extraordinary gain on debt restructuring                                    --               --          (67,638)
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
     Cash held in escrow                                                   (6,505)         (18,378)         165,979)
     Accounts receivable                                                     (354)           1,214           (4,324)
     Other assets                                                           1,782           (3,721)           2,439
     Accounts payable                                                     (22,811)          (3,068)          26,966
     Accrued expenses and other liabilities                                  (243)          (5,936)        (157,626)
                                                                    -------------    -------------    -------------
Net cash provided by (used in) operating activities                       170,558          134,553          (73,948)
                                                                    -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash - replacement reserve              (16,207)          74,961          (26,371)
Additions to real estate                                                 (162,111)        (223,842)         (43,728)
                                                                    -------------    -------------    -------------
Net cash used in investing activities                                    (178,318)        (148,881)         (70,099)
                                                                    -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal on first mortgage note payable                      (59,474)         (56,567)      (5,738,101)
Payment of principal and amortization of discount
   on second mortgage note payable                                             --               --         (391,912)
Additions to first mortgage note payable                                       --               --        6,400,000
Refinancing costs                                                              --               --          (61,129)
                                                                    -------------    -------------    -------------
Net cash (used in) provided by financing activities                       (59,474)         (56,567)         208,858
                                                                    -------------    -------------    -------------
Net (decrease) increase in cash and cash equivalents                      (67,234)         (70,895)          64,811
Cash and cash equivalents, beginning of year                              203,840          274,735          209,924
                                                                    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $     136,606    $     203,840    $     274,735
                                                                    =============    =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                              $     459,758    $     462,664    $     726,631
                                                                    -------------    -------------    -------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building improvements                $      18,567    $       8,675    $          --
                                                                    -------------    -------------    -------------


See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.

     NOTES TO THE FINANCIAL STATEMENTS
     DECEMBER 31, 2000, 1999, AND 1998

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

     2. LIQUIDITY

     As a result of the refinancing in 1998, see Note 6, and anticipated reductions in general and administrative expenses, the General Partners currently expect funds from operations to pay all obligations for 2001, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

     3. SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Income is recognized as earned and expenses are recorded as obligations are incurred.

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

     LEASE REVENUE The Partnership has determined that all leases associated with the rental of space at the investment property are operating leases. Leases on the Partnership's property typically have a term of twenty months or less.

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

S/M REAL ESTATE FUND VII, LTD.


     NET LOSS PER LIMITED PARTNERSHIP UNIT Net loss per limited partnership unit is based upon the limited partnership interests outstanding at year-end and the net loss allocated to the limited partners (the "Limited Partners").

     USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

     5. REAL ESTATE INVESTMENTS

     On July 29, 1983, the Partnership acquired Fifth Avenue Apartments ("Fifth Avenue"), a 198-unit apartment complex located in San Antonio, Texas. As of December 31, 2000 and 1999, Fifth Avenue was 97% and 90% occupied, respectively.

     6. MORTGAGE NOTES PAYABLE

     On December 3, 1998, the Partnership refinanced the mortgage note payable with General Electric Capital Corporation (the "Lender") on Fifth Avenue. In accordance with the terms of the Loan Agreement (the "Agreement"), the principal balance of the original mortgage totaling $6,400,000 is due in ten years and will bear interest at a fixed interest rate of 7.16% (the "New First Mortgage"). Under the terms of the New First Mortgage, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 commencing on February 1, 1999 until maturity on January 1, 2009, at which time the entire outstanding principal balance is due. As a part of the refinancing, the previous lender forgave $181,142 of debt and required the Partnership to pay a $139,223 prepayment penalty, resulting in a gain on debt restructuring of $67,638.

S/M REAL ESTATE FUND VII, LTD.




     Under the terms of the New First Mortgage, the Partnership was required to deposit with the Lender $114,375 and make monthly contributions of $3,905 which are held by the Lender pending application for the completion of certain required repairs to Fifth Avenue. At December 31, 2000, the balance in this replacement reserve account was $55,621.

     The following represents principal payments required under the New First Mortgage for the five years subsequent to December 31, 2000:

              Year ending December 31,
              ------------------------
                                   2001           $    65,277
                                   2002                70,177
                                   2003                75,444
                                   2004                81,107
                                   2005                87,195

     Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value as of the balance sheet dates.

     7. TRANSACTIONS WITH RELATED PARTIES

     During the years ended December 31, 2000, 1999 and 1998, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property and construction management fees, in the amounts of $11,050, $11,906 and $11,385, respectively.

     On January 1, 1990, Murray Management Corporation subcontracted Anterra Management Corporation to provide certain administrative and management services with respect to the Partnership. Anterra Management Corporation is a real estate management company and an affiliate of the general partners, and earned property and construction management fees of $61,528, $65,086 and $67,759 for the years ended December 31, 2000, 1999 and 1998, respectively.

     8. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows (dollars in thousands, except per Interest data):

QUARTER ENDED                                          03/31           06/30         09/30         12/31
-------------                                          -----           ------        ------        ------
2000

Total Income                                           $ 345           $  342        $  348        $  363

Net Loss                                                 (44)             (88)          (89)          (35)

Net Loss per Limited Partnership Interest              (3.93)           (7.86)        (7.92)        (3.17)

1999

Total Income                                           $ 329           $  333        $  351        $  358

Net Loss                                                 (86)             (96)          (48)          (33)

Net Loss per Limited Partnership Interest              (7.68)           (8.58)        (4.29)        (2.93)

S/M REAL ESTATE FUND VII, LTD.



     9. RECONCILIATION OF FINANCIAL STATEMENT NET LOSS AND PARTNERS' DEFICIT TO FEDERAL INCOME TAX BASIS NET INCOME (LOSS) AND PARTNERS' DEFICIT

     The following is a reconciliation of the net loss for financial statement purposes to federal income tax basis net income (loss) for the years ended December 31, 2000, 1999 and 1998:

                                                                         2000                1999               1998
                                                                    ---------------    ---------------    ---------------
Net loss for financial statements purposes                          $      (256,037)   $      (262,832)   $      (428,725)
Financial statement depreciation over tax
         basis depreciation                                                 352,422            358,444            170,694

Financial statement gain on debt restructuring over
         tax basis                                                               --                 --            (67,638)

Federal income tax basis loss on retirement of assets over
         financial statement loss on retirement of assets                   (21,430)                --                 --

Other                                                                         1,486               (500)             1,739
                                                                    ---------------    ---------------    ---------------
Federal income tax basis net loss under financial
         statement net loss                                                 332,478            357,944            104,795
                                                                    ---------------    ---------------    ---------------
Federal income tax basis net income (loss)                          $        76,441    $        95,112    $      (323,930)
                                                                    ===============    ===============    ===============

Reconciliation of financial statement partners' deficit to federal income tax basis partners' deficit for the years ended December 31, 2000, 1999 and 1998:

                                                                         2000               1999                1998
                                                                    ---------------    ---------------    ---------------
Financial statement basis partners' deficit                         $    (3,459,965)   $    (3,203,928)   $    (2,941,096)

Current year federal income tax basis net loss
         under  financial statement net loss                                332,478            357,944            104,795

Cumulative federal income tax basis net loss
         over financial statement net loss                               (1,265,298)        (1,623,242)        (1,728,037)
                                                                    ---------------    ---------------    ---------------
Federal income tax basis partners' deficit                          $    (4,392,785)   $    (4,469,226)   $    (4,564,338)
                                                                    ===============    ===============    ===============

     Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

S/M REAL ESTATE FUND VII, LTD.



     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
     December 31, 2000

                                     FIFTH AVENUE
OFFICE BUILDINGS:                     APARTMENTS
                                   ---------------
Location                           San Antonio, TX

Date of construction                          1982
Acquisition date                              1983
Life on which depreciation
in latest income statements
is computed                           3 - 21 years
Encumbrances                          $  6,283,959
Initial cost to Partnership (1):
     Land                                  962,216
     Building and
     improvements                        7,512,710
Costs capitalized
subsequent to acquisition:
     Land, buildings
     and improvements                      595,775
Retirements                               (164,334)
Gross amount at which
carried at close of period (2):
     Land                             $    962,216
     Building and
     improvements                        7,944,151
                                      ------------
                                      $  8,906,367
                                      ============
Accumulated depreciation              $  6,308,560
                                      ============

     (1) The initial cost to the Partnership represents the original purchase price of the property.

     (2) The aggregate cost of real estate at December 31, 2000 and 1999 and 1998, for Federal income tax purposes is $9,115,315, $8,953,204 and $8,831,189, respectively.

     A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 2000, 1999, and 1998 follows:

                                           2000            1999             1998
                                      -------------    -------------    -------------
REAL ESTATE INVESTMENTS:
Beginning of year                     $   8,825,917    $   8,669,430    $   8,625,702
Additions                                   162,111          223,842           43,728
Retirements                                 (81,661)         (67,355)              --
                                      -------------    -------------    -------------
End of year                           $   8,906,367    $   8,825,917    $   8,669,430
                                      =============    =============    =============

ACCUMULATED DEPRECIATION:
Beginning of year                     $   5,941,608    $   5,587,802    $   5,199,331
Depreciation expense                        420,011          406,751          388,471
Retirements                                 (53,059)         (52,945)              --
                                      -------------    -------------    -------------
End of year                           $   6,308,560    $   5,587,802    $   5,587,802
                                      =============    =============    =============

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