Form 10-Q
period 2001-03-31
S/M REAL ESTATE FUND VII LTD/TX
filed 2001-05-10
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   ---     Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

   or

   --- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 Yes  X    No
                                     ---      ---

S/M REAL ESTATE FUND VII LTD.

BALANCE SHEETS                                        AT MARCH 31,       AT DECEMBER 31,
                                                         2001                2000
                                                      (UNAUDITED)
                                                      ------------       ---------------
ASSETS
Real estate, at cost:
   Land                                               $   962,216         $   962,216
   Building and improvements                            7,940,913           7,944,151
                                                      -----------         -----------
                                                        8,903,129           8,906,367
   Less accumulated depreciation                       (6,405,989)         (6,308,560)
                                                      -----------         -----------
                                                        2,497,140           2,597,807

Cash and cash equivalents                                 159,591             136,606
Cash held in escrow                                       109,794              60,870
Restricted cash - replacement reserve                      68,252              55,621
Accounts receivable                                         2,127               5,451
Other assets                                               55,483              61,821
                                                      -----------         -----------
     TOTAL ASSETS                                     $ 2,892,387         $ 2,918,176
                                                      ===========         ===========
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                        $ 6,266,530         $ 6,283,959
   Accounts payable:
     Trade                                                  9,313               6,605
     Affiliates                                            40,665              40,960
   Accrued expenses and other liabilities                  79,622              46,617
                                                      -----------         -----------
     Total Liabilities                                  6,396,130           6,378,141
                                                      -----------         -----------
Partners' Deficit:
   General Partners                                      (121,649)           (121,211)
   Limited Partners (11,080 units outstanding)         (3,382,094)         (3,338,754)
                                                      -----------         -----------
     Total Partners' Deficit                           (3,503,743)         (3,459,965)
                                                      -----------         -----------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT          $ 2,892,387         $ 2,918,176
                                                      ===========         ===========


STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001            GENERAL             LIMITED
                                                    PARTNERS             PARTNERS            TOTAL
                                                   -----------         -----------         -----------
BALANCE AT DECEMBER 31, 2000                       $  (121,211)        $(3,338,754)        $(3,459,965)
Net loss                                                  (438)            (43,340)            (43,778)
                                                   -----------         -----------         -----------
BALANCE AT MARCH 31, 2001                          $  (121,649)        $(3,382,094)        $(3,503,743)
                                                   ===========         ===========         ===========


See accompanying notes to the financial statements.                           2

S/M REAL ESTATE FUND VII LTD.

STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,          2001              2000
                                            ---------         ---------
INCOME
Rental                                      $ 362,227         $ 341,056
Interest and other                              3,336             3,980
                                            ---------         ---------
     Total Income                             365,563           345,036
                                            ---------         ---------
EXPENSES
Property operating                            167,769           155,587
Interest                                      112,379           114,718
Depreciation and amortization                 109,080           102,774
General and administrative                     20,113            15,991
                                            ---------         ---------
     Total Expenses                           409,341           389,070
                                            ---------         ---------
     NET LOSS                               $ (43,778)        $ (44,034)
                                            =========         =========
NET LOSS ALLOCATED:
   To the General Partners                  $    (438)        $    (440)
   To the Limited Partners                    (43,340)          (43,594)
                                            ---------         ---------
                                            $ (43,778)        $ (44,034)
                                            =========         =========
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)                        $   (3.91)        $   (3.93)
                                            ---------         ---------

See accompanying notes to the financial statements.                           3

S/M REAL ESTATE FUND VII LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,                                   2001              2000
                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $ (43,778)        $ (44,034)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization                                      109,080           102,774
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
     Cash held in escrow                                              (48,924)          (50,943)
     Accounts receivable                                                3,324             2,880
     Other assets                                                       4,810             7,439
     Accounts payable                                                   2,413           (16,051)
     Accrued expenses and other liabilities                            33,005            46,585
                                                                    ---------         ---------
Net cash provided by operating activities                              59,930            48,650
                                                                    ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash - replacement reserve          (12,631)            5,320
Additions to real estate                                               (6,885)          (47,888)
                                                                    ---------         ---------
Net cash used in investing activities                                 (19,516)          (42,568)
                                                                    ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES - Payments of principal
   on first mortgage note payable                                     (17,429)          (15,090)
                                                                    ---------         ---------
Net increase (decrease) in cash and cash equivalents                   22,985            (9,008)
Cash and cash equivalents, beginning of period                        136,606           203,840
                                                                    ---------         ---------
Cash and cash equivalents, end of period                            $ 159,591         $ 194,832
                                                                    =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                            $ 112,379         $ 114,718
                                                                    ---------         ---------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building and improvements            $  10,123         $  18,567
                                                                    ---------         ---------


See accompanying notes to the financial statements.                           4

S/M REAL ESTATE FUND VII, LTD.

NOTES TO THE FINANCIAL STATEMENTS

The quarterly unaudited financial statements for S/M Real Estate Fund VII, Ltd. (the "Partnership") include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000, and the statement of partners' deficit for the three months ended March 31, 2001. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 2000, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

During the three months ended March 31, 2001 and 2000, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property and construction management fees, in the amounts of $2,854 and $2,713, respectively. Property and construction management fees earned by an affiliate of the General Partners were $14,509 and $15,216 for the three months ended March 31, 2001 and 2000, respectively.

The financial information included in this interim report as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 has been prepared by management without audit by independent public accountants. The Partnership's 2000 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

S/M REAL ESTATE FUND VII, LTD.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Under the terms of the Partnership's loan agreement, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the loan agreement, the Partnership is required to make monthly contributions of $3,905 which are held by the lender pending application for the completion of certain required repairs to Fifth Avenue. At March 31, 2001, the balance in this replacement reserve account was $68,252.

Cash and cash equivalents totaled $159,591 at March 31, 2001, compared to $136,606 at December 31, 2000. The $22,985 increase is primarily attributable to cash provided by operations offset by debt service payments and payments made to the replacement reserve account.

Cash held in escrow increased to $109,794 at March 31, 2001 from $60,870 at December 31, 2000. The $48,924 increase is primarily attributable to contributions to the insurance and real estate tax escrow, as required in the Partnership's loan agreement.

Other assets decreased to $55,483 at March 31, 2001, from $61,821 at December 31, 2000. The decrease is primarily due to decreases in prepaid insurance and the amortization of loan costs.

Accounts receivable totaled $2,127 at March 31, 2001, compared to $5,451 at December 31, 2000. The decrease is primarily attributable to the timing of tenant rental receipts. Accounts payable totaled $9,313 at March 31, 2001, compared to $6,605 at December 31, 2000. The decrease is primarily attributable to the timing of payments associated with repairs and maintenance for apartment preparation.

Accrued expenses and other liabilities totaled $79,622 at March 31, 2001, compared to $46,617 at December 31, 2000. The change is primarily attributable to the timing of payments for real estate taxes and accounting fees.

The General Partners currently expect funds from operations to be sufficient to pay all obligations for 2001, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

Results of Operations

Operations resulted in net losses of $43,778 for the three-month period ended March 31, 2001, and $44,034 for the three-month period ended March 31, 2000.

Rental income totaled $362,227 for the three-month period ended March 31, 2001, compared with $341,056 for the three-month period ended March 31, 2000. Occupancy at Fifth Avenue averaged approximately 96% for the three-month period ended March 31, 2001 and 92% for the three-month period ended March 31, 2000. The average rental income per occupied square foot at Fifth Avenue was $8.98 for the three-month period ended March 31, 2001, compared to $8.82 for the corresponding period in 2000. The increase in the average rental income per occupied square foot in 2001 is primarily attributable to increases in rental rates and a decrease in rental concessions.

Total expenses for the three-month period ended March 31, 2001 were $409,341 compared to $389,070 for the three-month period ended March 31, 2000. The increase is primarily attributable to increases in property operating expenses, depreciation and amortization and general and administrative expenses.

S/M REAL ESTATE FUND VII, LTD.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three-month period ended March 31, 2001 were $167,769 compared to $155,587 for the three-month period ended March 31, 2000. The increase is primarily attributable to higher appliances replacement costs for apartment preparation, and increases in utility costs and property insurance costs.

Depreciation and amortization expense totaled $109,080 for the three-month period ended March 31, 2001 compared to $102,774 for the three-month period ended March 31, 2000. The increase is attributable to additions to buildings and improvements.

General and administrative expenses for the three-month period ended March 31, 2001 were $20,113 compared to $15,991 for the three-month period ended March 31, 2000. The increase is due primarily to higher professional expenses.

General
Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.


PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information related to the market risk of the Partnership since December 31, 2000.

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

                           (b) Reports on Form 8-K - No reports on Form 8-K were
                               filed during the quarter ended March 31, 2001.

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



                                    S/M REAL ESTATE FUND VII, LTD.

                               BY:  SM7 APARTMENT INVESTORS INC.
                                    A General Partner


Date: May 10, 2001                  BY:      /s/ Richard E. Hoffmann
                                             -----------------------------------
                                    Name:    Richard E. Hoffmann
                                    Title:   Director, President and Treasurer



                               BY:  MURRAY REALTY INVESTORS VII, INC.
                                    A General Partner


Date:  May 10, 2001                 BY:      /s/ Charles W. Karlen
                                             -----------------------------------
                                    Name:    Charles W. Karlen
                                    Title:   Vice President

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