Form 10-Q
period 2001-06-30
S/M REAL ESTATE FUND VII LTD/TX
filed 2001-08-09
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -------  Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934

                 For the Transition period from ______ to ______


                         COMMISSION FILE NUMBER: 0-11779


                         S/M REAL ESTATE FUND VII, LTD.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in its Charter


            Texas                                              75-1845682
 -------------------------------                            ----------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation of organization)                           Identification No.)



5520 LBJ Freeway, Suite 500, Dallas, Texas                         75240
------------------------------------------                       ---------
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
                                 Yes  X  No
                                     ---    ---

S/M REAL ESTATE FUND VII, LTD.


BALANCE SHEETS                                       AT JUNE 30,  AT DECEMBER 31,
                                                            2001             2000
                                                     (UNAUDITED)
                                                     -----------  ---------------
ASSETS
Real estate, at cost:
   Land                                              $   962,216    $   962,216
   Building and improvements                           7,950,414      7,944,151
                                                     -----------    -----------
                                                       8,912,630      8,906,367
   Less accumulated depreciation                      (6,512,375)    (6,308,560)
                                                     -----------    -----------
                                                       2,400,255      2,597,807

Cash and cash equivalents                                175,576        136,606
Cash held in escrow                                      165,942         60,870
Restricted cash - replacement reserve                     80,995         55,621
Accounts receivable                                        4,017          5,451
Other assets                                              75,652         61,821
                                                     -----------    -----------
     TOTAL ASSETS                                    $ 2,902,437    $ 2,918,176
                                                     ===========    ===========
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                       $ 6,250,040    $ 6,283,959
   Accounts payable:
     Trade                                                38,558          6,605
     Affiliates                                           40,665         40,960
   Accrued expenses and other liabilities                119,275         46,617
                                                     -----------    -----------
     Total Liabilities                                 6,448,538      6,378,141
                                                     -----------    -----------
Partners' Deficit:
   General Partners                                     (122,072)      (121,211)
   Limited Partners (11,080 units outstanding)        (3,424,029)    (3,338,754)
                                                     -----------    -----------
     Total Partners' Deficit                          (3,546,101)    (3,459,965)
                                                     -----------    -----------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT         $ 2,902,437    $ 2,918,176
                                                     ===========    ===========






STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                       GENERAL        LIMITED
                                       PARTNERS       PARTNERS         TOTAL
                                      -----------    -----------    -----------
BALANCE AT DECEMBER 31, 2000          $  (121,211)   $(3,338,754)   $(3,459,965)
Net loss                                     (861)       (85,275)       (86,136)
                                      -----------    -----------    -----------
BALANCE AT JUNE 30, 2001              $  (122,072)  $ (3,424,029)   $(3,546,101)
                                      ===========    ===========    ===========


See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.


STATEMENTS OF OPERATIONS (UNAUDITED)

                                THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                       2001           2000           2001           2000
                                -----------    -----------    -----------    -----------
INCOME
Rental                          $   355,507    $   337,052    $   717,734    $   678,108
Interest and other                    4,230          4,709          7,566          8,689
                                -----------    -----------    -----------    -----------
     Total Income                   359,737        341,761        725,300        686,797
                                -----------    -----------    -----------    -----------
EXPENSES
Property operating                  162,974        190,382        330,743        345,969
Interest                            113,318        114,444        225,697        229,162
Depreciation and amortization       107,914        106,817        216,994        209,591
General and administrative           17,889         18,077         38,002         34,068
                                -----------    -----------    -----------    -----------
     Total Expenses                 402,095        429,720        811,436        818,790
                                -----------    -----------    -----------    -----------
NET LOSS                        $   (42,358)   $   (87,959)   $   (86,136)   $  (131,993)
                                ===========    ===========    ===========    ===========
NET LOSS ALLOCATED:
To the General Partners         $      (424)   $      (880)   $      (861)   $    (1,320)
To the Limited Partners             (41,934)       (87,079)       (85,275)      (130,673)
                                -----------    -----------    -----------    -----------
                                $   (42,358)   $   (87,959)   $   (86,136)   $  (131,993)
                                ===========    ===========    ===========    ===========
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)            $     (3.78)   $     (7.86)   $     (7.70)   $    (11.79)
                                -----------    -----------    -----------    -----------


See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30,                                     2001           2000
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $   (86,136)   $  (131,993)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization                                   216,994        209,591
   Loss on retirement of asset                                          --         25,966
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
     Cash held in escrow                                          (105,072)      (100,504)
     Accounts receivable                                             1,434         (1,777)
     Other assets                                                  (16,887)        11,775
     Accounts payable                                               31,658          3,873
     Accrued expenses and other liabilities                         72,658         64,730
                                                               -----------    -----------
Net cash provided by operating activities                          114,649         81,661
                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash - replacement reserve                  (25,374)        (6,938)
Additions to real estate                                           (16,386)      (105,629)
                                                               -----------    -----------
Net cash used in investing activities                              (41,760)      (112,567)
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES - Payments of principal
   on first mortgage note payable                                  (33,919)       (30,454)
                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents                38,970        (61,360)
Cash and cash equivalents, beginning of period                     136,606        203,840
                                                               -----------    -----------
Cash and cash equivalents, end of period                       $   175,576    $   142,480
                                                               ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                       $   225,697    $   229,162
                                                               -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building improvements           $    10,123    $    18,567
                                                               -----------    -----------




See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.

NOTES TO THE FINANCIAL STATEMENTS

The quarterly unaudited financial statements for S/M Real Estate Fund VII, Ltd. (the "Partnership") include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, the cash flows for the six months ended June 30, 2001 and 2000, and the change in partners' deficit for the six months ended June 30, 2001. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

During the six months ended June 30, 2001 and 2000, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property and construction management fees, in the amounts of $5,336 and $5,060, respectively. Property and construction management fees earned by an affiliate of the Partnership's General Partners were $28,638 and $31,585 for the six months ended June 30, 2001 and 2000, respectively.

The financial information included in this interim report as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 has been prepared by management without audit by independent public accountants. The Partnership's 2000 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

S/M REAL ESTATE FUND VII, LTD.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Under the terms of the Partnership's loan agreement with General Electric Capital Corporation (the "Loan Agreement"), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the Loan Agreement, the Partnership is required to make monthly contributions of $3,905 which are held by the lender pending application for the completion of certain required repairs to the Fifth Avenue property. At June 30, 2001, the balance in this replacement reserve account was $80,995.

Cash and cash equivalents totaled $175,576 at June 30, 2001, compared to $136,606 at December 31, 2000. The $38,970 increase is primarily attributable to cash provided by operations offset by debt service payments and payments made to the replacement reserve account.

Cash held in escrow increased to $165,942 at June 30, 2001, from $60,870 at December 31, 2000. The $105,072 increase is primarily attributable to contributions to the insurance and real estate tax escrow as required by the Loan Agreement.

Other assets increased to $75,652 at June 30, 2001, from $61,821 at December 31, 2000. The increase is primarily due to increases in prepaid insurance offset by the amortization of loan costs.

Accounts receivable totaled $4,017 at June 30, 2001, compared to $5,451 at December 31, 2000. Accounts payable totaled $38,558 at June 30, 2001, compared to $6,605 at December 31, 2000. The increase in accounts payable is primarily attributable to the timing of payments associated with repairs and maintenance for apartment preparation and property insurance.

Accrued expenses and other liabilities totaled $119,275 at June 30, 2001, compared to $46,617 at December 31, 2000. The change is primarily attributable to the timing of payments for real estate taxes, accounting fees and administrative costs.

The Partnership's General Partners currently expect funds from operations to be sufficient to pay all obligations for 2001, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

Results of Operations

Operations resulted in net losses of $42,358 and $86,136 for the three and six-month periods ended June 30, 2001, respectively, compared with net losses of $87,959 and $131,993 for the three and six-month periods ended June 30, 2000, respectively. The decreases for the three and six-months ended June 30, 2001 from the corresponding periods in 2000 are primarily attributable to increases in rental income and decreases in property operating expenses.

Rental income totaled $355,507 and $717,734 for the three and six-month periods ended June 30, 2001, respectively, compared to $337,052 and $678,108, respectively, for the corresponding periods in 2000. Occupancy at Fifth Avenue averaged approximately 95% for both the three and six-month periods ended June 30, 2001, respectively, compared to 93% for both the three and six-month periods ended June 30, 2000, respectively. The average rental income per occupied square foot at Fifth Avenue was $8.93 and $8.96 for the three and six months ended June 30, 2001, respectively, compared to $8.60 and $8.71, respectively, for the corresponding periods in 2000. The increase in the average rental income per occupied square foot in 2001 is primarily attributable to increases in rental rates and a decrease in rental concessions.

S/M REAL ESTATE FUND VII, LTD.



Total expenses for the three and six-month periods ended June 30, 2001 were $402,095 and $811,436, respectively, compared to $429,720 and $818,790, respectively, for the three and six-month periods ended June 30, 2000. The decreases for the three and six-months ended June 30, 2001 from the corresponding periods in 2000 are primarily attributable to decreases in property operating expenses.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three and six-month periods ended June 30, 2001 were $162,974 and $330,743, respectively, compared to $190,382 and $345,969, respectively, for the three and six-month periods ended June 30, 2000. The decreases for the 2001 periods primarily are attributable to lower repairs and maintenance costs for apartment preparation and a decrease in retirement of assets of $25,966, offset in part by increases in on-site personnel expenses, utility costs and real estate taxes.

General and administrative expenses for the three and six-month periods ended June 30, 2001 were $17,889 and $38,002, respectively, compared to $18,077 and $34,068, respectively, for the three and six-month periods ended June 30, 2000. The increase for the six-month period in 2001 is primarily related to higher professional expenses.

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

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 S/M REAL ESTATE FUND VII, LTD.

                             BY: SM7 APARTMENT INVESTORS INC.
                                 A General Partner


Date: August 8, 2001             BY:    /s/ Richard E. Hoffmann
                                        ----------------------------------------
                                 Name:  Richard E. Hoffmann
                                 Title: Director, President and  Treasurer
                                        (Principal Financial Officer)


                             BY: MURRAY REALTY INVESTORS VII, INC.
                                 A General Partner


Date:  August 8, 2001            BY:    /s/ Charles W. Karlen
                                        ----------------------------------------
                                 Name:  Charles W. Karlen
                                 Title: Vice President

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