Form 10-Q
period 2001-09-30
S/M REAL ESTATE FUND VII LTD/TX
filed 2001-11-13
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X            Quarterly Report Pursuant to Section 13 or 15(d) of the
----------        Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       or

                  Transition Report Pursuant to Section 13 or 15(d) of the
----------        Securities Exchange Act of 1934

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
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation of organization)



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

                                 Yes  X  No
                                     ---    ---

S/M REAL ESTATE FUND VII, LTD.

BALANCE SHEETS

                                                 AT SEPTEMBER 30,     AT DECEMBER 31,
                                                             2001                2000
                                                      (UNAUDITED)
                                                 ----------------    ----------------
ASSETS
Real estate, at cost:
   Land                                          $        962,216    $        962,216
   Building and improvements                            7,963,229           7,944,151
                                                 ----------------    ----------------
                                                        8,925,445           8,906,367
   Less accumulated depreciation                       (6,618,337)         (6,308,560)
                                                 ----------------    ----------------
                                                        2,307,108           2,597,807

Cash and cash equivalents                                 194,829             136,606
Cash held in escrow                                       190,521              60,870
Restricted cash - replacement reserve                      93,760              55,621
Accounts receivable                                         7,832               5,451
Other assets                                               66,994              61,821
                                                 ----------------    ----------------
     TOTAL ASSETS                                $      2,861,044    $      2,918,176
                                                 ================    ================
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                   $      6,234,508    $      6,283,959
   Accounts payable:
     Trade                                                 11,317               6,605
     Affiliates                                            40,665              40,960
   Accrued expenses and other liabilities                 194,364              46,617
                                                 ----------------    ----------------
     Total Liabilities                                  6,480,854           6,378,141
                                                 ----------------    ----------------
Partners' Deficit:
   General Partners                                      (122,809)           (121,211)
   Limited Partners (11,080 units outstanding)         (3,497,001)         (3,338,754)
                                                 ----------------    ----------------
     Total Partners' Deficit                           (3,619,810)         (3,459,965)
                                                 ----------------    ----------------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT     $      2,861,044    $      2,918,176
                                                 ================    ================


STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                     GENERAL         LIMITED
                                    PARTNERS        PARTNERS           TOTAL
                                ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2000    $   (121,211)   $ (3,338,754)   $ (3,459,965)
Net loss                              (1,598)       (158,247)       (159,845)
                                ------------    ------------    ------------
BALANCE AT SEPTEMBER 30, 2001   $   (122,809)   $ (3,497,001)   $ (3,619,810)
                                ============    ============    ============



See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF OPERATIONS (UNAUDITED)


                                   THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                           2001               2000               2001               2000
                                   ------------       ------------       ------------       ------------
INCOME
Rental                             $    365,812       $    342,481       $  1,083,546       $  1,020,589
Interest and other                        4,244              5,122             11,810             13,811
                                   ------------       ------------       ------------       ------------
     Total Income                       370,056            347,603          1,095,356          1,034,400
                                   ------------       ------------       ------------       ------------
EXPENSES
Property operating                      202,055            195,977            532,798            541,946
Interest                                114,276            115,434            339,973            344,596
Depreciation and amortization           107,491            107,984            324,485            317,575
General and administrative               19,943             16,831             57,945             50,899
                                   ------------       ------------       ------------       ------------
     Total Expenses                     443,765            436,226          1,255,201          1,255,016
                                   ------------       ------------       ------------       ------------
NET LOSS                           $    (73,709)      $    (88,623)      $   (159,845)      $   (220,616)
                                   ============       ============       ============       ============
NET LOSS ALLOCATED:
To the General Partners            $       (737)      $       (886)      $     (1,598)      $     (2,206)
To the Limited Partners                 (72,972)           (87,737)          (158,247)          (218,410)
                                   ------------       ------------       ------------       ------------
                                   $    (73,709)      $    (88,623)      $   (159,845)      $   (220,616)
                                   ============       ============       ============       ============
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)               $      (6.59)      $      (7.92)      $     (14.28)      $     (19.71)
                                   ============       ============       ============       ============



See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                              2001          2000
                                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $ (159,845)   $ (220,616)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization                                  324,485       317,575
   Loss on retirement of asset                                         --        28,602
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
     Cash held in escrow                                         (129,651)     (131,981)
     Accounts receivable                                           (2,381)       (6,001)
     Other assets                                                  (9,758)       (3,028)
     Accounts payable                                               4,417        (1,254)
     Accrued expenses and other liabilities                       147,747       129,525
                                                               ----------    ----------
Net cash provided by operating activities                         175,014       112,822
                                                               ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash - replacement reserve                 (38,139)       (3,745)
Additions to real estate                                          (29,201)     (155,804)
                                                               ----------    ----------
Net cash used in investing activities                             (67,340)     (159,549)
                                                               ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES - Payments of principal
   on first mortgage note payable                                 (49,451)      (44,828)
                                                               ----------    ----------
Net increase (decrease) in cash and cash equivalents               58,223       (91,555)
Cash and cash equivalents, beginning of period                    136,606       203,840
                                                               ----------    ----------
Cash and cash equivalents, end of period                       $  194,829    $  112,285
                                                               ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                       $  339,973    $  344,596
                                                               ==========    ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building improvements           $   10,123    $   18,567
                                                               ==========    ==========



See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.

NOTES TO THE FINANCIAL STATEMENTS

The quarterly unaudited financial statements for S/M Real Estate Fund VII, Ltd. (the "Partnership") include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, the cash flows for the nine months ended September 30, 2001 and 2000, and the change in partners' deficit for the nine months ended September 30, 2001. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

During the nine months ended September 30, 2001 and 2000, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property and construction management fees, in the amounts of $7,730 and $7,655, respectively. Property and construction management fees earned by an affiliate of the Partnership's General Partners were $43,420 and $47,150 for the nine months ended September 30, 2001 and 2000, respectively.

The financial information included in this interim report as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 has been prepared by management without audit by independent public accountants. The Partnership's 2000 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

In August of 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Partnership is currently assessing the impact of such adoption and currently believes the effect, if any, will not be material to the Partnership's financial position or operating results.

On August 15, 2001 the Partnership received from the lender notice of technical default for non-completion of certain required repairs to the Fifth Avenue property under the terms of the Loan Agreement. Management has received contractor bids for the remaining repairs and such repairs are anticipated to be completed by the end of 2001. The lender has advised that it does not intend to take any further action with respect to this technical default pending the completion of the required repairs by the end of 2001.

S/M REAL ESTATE FUND VII, LTD.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Under the terms of the Partnership's loan agreement with General Electric Capital Corporation (the "Loan Agreement"), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the Loan Agreement, the Partnership is required to make monthly contributions of $3,905 which are held by the lender pending application for the completion of certain required repairs to the Fifth Avenue property. At September 30, 2001, the balance in this replacement reserve account was $93,760.

Cash and cash equivalents totaled $194,829 at September 30, 2001, compared to $136,606 at December 31, 2000. The $58,223 increase is primarily attributable to cash provided by operations offset by debt service payments and payments made to the replacement reserve account.

Cash held in escrow increased to $190,521 at September 30, 2001, from $60,870 at December 31, 2000. The $129,651 increase is primarily attributable to contributions to the insurance and real estate tax escrow as required by the Loan Agreement.

Accounts receivable totaled $7,832 at September 30, 2001, compared to $5,451 at December 31, 2000. Accounts payable trade totaled $11,317 at September 30, 2001, compared to $6,605 at December 31, 2000. The increase in accounts payable trade is primarily attributable to the timing of payments associated with repairs and maintenance for apartment preparation.

Accrued expenses and other liabilities totaled $194,364 at September 30, 2001, compared to $46,617 at December 31, 2000. The change is primarily attributable to the timing of payments for insurance, real estate taxes and administrative costs.

The Partnership's General Partners currently expect funds from operations to be sufficient to pay all obligations for 2001, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

Results of Operations

Operations resulted in net losses of $73,709 and $159,845 for the three and nine-month periods ended September 30, 2001, respectively, compared with net losses of $88,623 and $220,616 for the three and nine-month periods ended September 30, 2000, respectively. The decreases for the three and nine-months ended September 30, 2001 from the corresponding periods in 2000 are primarily attributable to increases in rental income.

Rental income totaled $365,812 and $1,083,546 for the three and nine-month periods ended September 30, 2001, respectively, compared to $342,481 and $1,020,589, respectively, for the corresponding periods in 2000. Occupancy at Fifth Avenue averaged approximately 98% and 96% for the three and nine-month periods ended September 30, 2001, respectively, compared to 93% for both the three and nine-month periods ended September 30, 2000, respectively. The average rental income per occupied square foot at Fifth Avenue was $8.85 and $8.92 for the three and nine months ended September 30, 2001, respectively, compared to $8.78 and $8.74, respectively, for the corresponding periods in 2000. The increase in the average rental income per occupied square foot in 2001 is primarily attributable to increases in rental rates and a decrease in rental concessions.

S/M REAL ESTATE FUND VII, LTD.

Total expenses for the three and nine-month periods ended September 30, 2001 were $443,765 and $1,255,201, respectively, compared to $436,226 and $1,255,016, respectively, for the three and nine-month periods ended September 30, 2000. The increase for the three months ended September 30, 2001 from the corresponding period in 2000 is primarily attributable to an increase in property operating expenses.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three and nine-month periods ended September 30, 2001 were $202,055 and $532,798, respectively, compared to $195,977 and $541,946, respectively, for the three and nine-month periods ended September 30, 2000. The increase for the three months ended September 30, 2001 from the corresponding period in 2000 is primarily attributable to an increase in real estate taxes. The decrease for the nine months ended September 30, 2001 is primarily attributable to lower repairs and maintenance costs for apartment preparation and the incurrence in 2000 of a loss on retirement of assets of $28,602, offset in part by increases in property insurance and real estate taxes.

General and administrative expenses for the three and nine-month periods ended September 30, 2001 were $19,943 and $57,945, respectively, compared to $16,831 and $50,899, respectively, for the three and nine-month periods ended September 30, 2000. The increase for the three and nine-month periods in 2001 is primarily related to higher professional expenses.

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

S/M REAL ESTATE FUND VII, LTD.


PART II                    OTHER INFORMATION

ITEMS 1-4                  Not applicable.

ITEM 5                     Other

                           On August 15, 2001 the Partnership received from the lender notice of technical default for non-completion of certain required repairs to the Fifth Avenue property under the terms of the Loan Agreement. Management has received contractor bids for the remaining repairs and such repairs are anticipated to be completed by the end of 2001. The lender has advised that it does not intend to take any further action with respect to this technical default pending the completion of the required repairs by the end of 2001.

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

                           (b) Reports on Form 8-K - No reports on Form 8-K were
                               filed during the quarter ended September 30, 2001.

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



                                        S/M REAL ESTATE FUND VII, LTD.

                                  BY:   SM7 APARTMENT INVESTORS INC.
                                        A General Partner


Date: November 13, 2001                 BY:    /s/ Richard E. Hoffmann
                                               -------------------------------
                                        Name:  Richard E. Hoffmann
                                        Title: Director, President and Treasurer



Date: November 13, 2001                 BY:    /s/ Sandy Robison
                                               ---------------------------------
                                        Name:  Sandy Robison
                                        Title: Chief Financial Officer, Vice
                                               President, Secretary and
                                               Controller

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