Form 10-K405
period 2001-12-31
S/M REAL ESTATE FUND VII LTD/TX
filed 2002-03-29
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number: 0-11779
                                                 -------

                         S/M REAL ESTATE FUND VII, LTD.
              (FORMERLY SHEARSON-MURRAY REAL ESTATE FUND VII, LTD.)
              -----------------------------------------------------
              Exact name of registrant as specified in its charter


            Texas                                                75-1845682
            -----                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation of organization)                              Identification No.)

5520 LBJ Freeway, Suite 500, Dallas, Texas                         75240
------------------------------------------                         -----
 (Address of principal executive offices)                        (zip code)

Registrant's telephone number, including area code: (972) 404-7100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                          LIMITED PARTNERSHIP INTERESTS
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes  X      No
                                                         ----       ----

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

Documents Incorporated by Reference: Prospectus dated June 10, 1983, contained in Amendment No. 3 to Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on June 10, 1983. (Parts I, II,III &
IV).

                                TABLE OF CONTENTS


                                                                                 PAGE

                                     PART I

         Item 1.           Business                                                3

         Item 2.           Properties                                              4

         Item 3.           Legal Proceedings                                       4

         Item 4.           Submission of Matters to a Vote of Security Holders     5

                                     PART II

         Item 5.           Market for the Partnership's Limited Partnership
                           Interests and Related Security Holder Matters           5

         Item 6.           Selected Financial Data                                 5

         Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                     6

         Item 7a.          Quantitative and Qualitative Disclosures about
                           Market Risk                                             8

         Item 8.           Financial Statements Supplementary Data                 9

         Item 9.           Changes in and Disagreements with Accountants
                           On Accounting and Financial Disclosure                  9

                                    PART III

         Item 10.          Directors and Executive Officers of the Partnership    10

         Item 11.          Executive Compensation                                 11

         Item 12           Security Ownership of Certain Beneficial Owners
                           and Management                                         12

         Item 13.          Certain Relationships and Related Transactions         12

                                     PART IV

         Item 14.          Exhibits, Financial Statement Schedules, and
                           Reports on Form 8-K                                    12

         Signatures                                                               14

         Index to Exhibits                                                        18

                                     PART I

ITEM 1.  BUSINESS

S/M Real Estate Fund VII, Ltd. (the "Partnership"), formerly Shearson-Murray Real Estate Fund VII, Ltd., was formed November 4, 1982 to acquire existing garden apartment complexes. The general partners of the Partnership are SM7 Apartment Investors Inc., a Texas corporation ("SM7"), (formerly Shearson Apartment Investors XIV, Inc.), Murray Realty Investors VII, Inc., a Texas corporation ("Murray"), and Crozier Partners VII, Ltd., a Texas limited partnership ("Crozier"). SM7, Murray and Crozier are hereinafter referred to collectively as the "General Partners." See Item 10. "Directors and Executive Officers of the Partnership."

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

The General Partners commenced discussions in 1995 with the lender of the mortgage secured by Fifth Avenue as a result of the scheduled debt maturity on December 31, 1995. Such discussions continued past the December 31, 1995 maturity date, and on May 30, 1996, the General Partners of the Partnership executed a modification and extension agreement (the "Modification Agreement") with the lender, to modify the mortgage and extend its maturity for five years. At the time the Modification Agreement was executed, the previous first mortgage had an aggregate balance of $7,111,142, representing $5,830,000 in original principal and $1,281,142 in accrued interest. The accrued interest on the first mortgage was converted into a second mortgage which was coterminous with the original principal of $5,830,000. In accordance with the Modification Agreement, the first mortgage of $5,830,000 had a fixed interest rate of 9.875% with fixed monthly payments of principal and interest and the maturity date was June 1, 2001.

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

Fifth Avenue directly competes with the following similar five apartment complexes in San Antonio:

                                    Number of             Percent Occupied at
                      Property        Units*               December 15, 2001*
                      --------      ---------             -------------------
                         1             185                         94%
                         2             192                         96%
                         3             200                         95%
                         4             248                         89%
                         5             265                         94%

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

ITEM 2.  PROPERTIES

As of December 31, 2001, the Partnership owned Fifth Avenue Apartments, a 198-unit apartment complex located in San Antonio, Texas and situated on approximately 8.45 acres with 169,270 square feet of net leaseable space. Occupancy at Fifth Avenue Apartments averaged 95% and 94% for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, Fifth Avenue Apartments was 92% and 97% occupied, respectively.

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

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

A public market for the Partnership's Limited Partnership Interests does not exist and is not likely to develop. Consequently, a Limited Partner may not be able to liquidate its investment in the event of emergency or for any other reason, and Interests may not be readily accepted as collateral for a loan. Furthermore, the transfer of Interests is subject to certain limitations, including approval of the General Partners. At December 31, 2001, there were 970 Limited Partners of record, owning an aggregate of 11,080 Interests.

There have been no cash distributions to the Limited Partners since the inception of the Partnership.


ITEM 6.  SELECTED FINANCIAL DATA
(dollars in thousands except per Interest data)

For the years ended December 31,(1)           2001           2000            1999          1998         1997
-----------------------------------         -------        -------         -------       -------      -------
Gross Income                                $ 1,463        $ 1,398         $ 1,371       $ 1,361      $ 1,327

Loss Before
Extraordinary Items                            (206)          (256)           (263)         (496)        (417)

Net Loss                                       (206)          (256)           (263)         (429)        (417)

Net Loss per Limited
Partnership Interest (2)                     (18.44)       (22.88)          (23.48)       (38.31)      (37.28)

Total Assets
at Year-End                                   2,646          2,918           3,257         3,585        3,942

Total Mortgage Notes Payable
at Year-End                                   6,219          6,284           6,343         6,400        6,198

(1) Results for the five years ended December 31, 2001 solely reflect operations of Fifth Avenue as Rockcreek was sold in December 1993.

(2) Based on the Units outstanding during the year and net loss allocated to the Limited Partners.

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

Under the terms of the Loan Agreement with General Electric Capital Corporation (the "Lender"), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 commencing on February 1, 1999 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the Loan Agreement, the Partnership is required to make monthly contributions of $3,905 which are held by the Lender pending application for the completion of certain required repairs to the Fifth Avenue property. At December 31, 2001, the balance in this replacement reserve account was $106,371. In January 2002, $105,947 of the replacement reserve account was released to the Partnership for the completion of certain required repairs to the Fifth Avenue property.

Cash and cash equivalents totaled $216,234 at December 31, 2001, compared to $136,606 at December 31, 2000. The $79,628 increase is primarily attributable to cash provided by operations offset by debt service payments and payments made to the replacement reserve account

Cash held in escrow decreased to $53,049 at December 31, 2001, from $60,870 at December 31, 2000. The $7,821 decrease is primarily attributable to increases in real estate taxes and property insurance offset in part by contributions to the insurance and real estate tax escrow, as required in the Loan Agreement.

Restricted cash replacement reserve increased to $106,371, at December 31, 2001, from $55,621 at December 31, 2000. The $50,750 increase is attributable to the monthly contributions to the replacements reserve account.

Other assets totaled $57,859 at December 31, 2001, compared to $61,821 at December 31, 2000. The decrease in other assets is primarily attributable to the amortization of loan costs offset in part to an increase in property insurance.

Accounts payable totaled $54,135 at December 31, 2001, compared to $47,565 at December 31, 2000. The increase is primarily attributable to the timing of payments associated with repairs and maintenance for apartment preparation.

Accrued expenses and other liabilities totaled $39,991 at December 31, 2001, compared to $46,617 at December 31, 2000. The change is primarily attributable to the timing of payments for partnership administrative costs.

The Partnership's General Partners currently expect funds from operations to be sufficient to pay all obligations for 2002, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

Results of Operations

2001 Compared With 2000

Operations resulted in net losses of $206,394 for the year ended December 31, 2001, and $256,037 for the year ended December 31, 2000. The decreased net loss from 2000 to 2001 is primarily attributable to an increase in rental income offset in part by slight increases in general and administrative expenses and depreciation and amortization.

Rental income at Fifth Avenue totaled $1,448,295 for the year ended December 31, 2001, compared to $1,380,401 for the year ended December 31, 2000. Occupancy at Fifth Avenue averaged approximately 95% during 2001 and 94% during 2000. The average rental income per occupied square foot at Fifth Avenue was $9.00 in 2001, compared to $8.76 in 2000. At December 31, 2001, Fifth Avenue was 92% occupied. The increase in the average rental income per occupied square foot in 2001 is primarily attributable to an increase in rental rates.

Total expenses for the year ended December 31, 2001 were $1,669,167 compared to $1,654,394 for the year ended December 31, 2000. The increase is primarily attributable to increases in general and administrative expenses, and depreciation and amortization.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the year ended December 31, 2001 were $707,917, compared to $704,176 for the year ended December 31, 2000.

Depreciation and amortization expense totaled $432,138 for the year ended December 31, 2001, compared to $426,124 for the year ended December 31, 2000. The increase is attributable to additions to buildings and improvements.

General and administrative expenses for the year ended December 31, 2001 were $75,158 compared to $64,336 for the year ended December 31, 2000. The increase is primarily attributable to higher legal fees and other professional expenses.


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


In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 had no effect on the Partnership's financial position or results of operations.

General

The effect of inflation on the results of operations for the years ended December 31, 2001, 2000 and 1999 was not significant.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. It is our opinion that we fully disclose our significant accounting policies in the Notes to the Financial Statements. Consistent with our disclosure policies we include the following discussion related to what we believe to be our most critical accounting policies that require our most difficult, subjective or complex judgment:

Revenue Recognition - Rental income is the primary source of income for the Partnership. Rental income is recorded over the term of the lease as the income is earned.

Valuation of Real Estate - Real estate investments are accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of which has been superceded by SFAS 144 effective January 1, 2002 (see above). At December 31, 2001, the Partnership's property was classified as held for use. Accordingly, management reviews for impairment whenever events or circumstances indicate that the carrying value of the real estate investment may not be fully recoverable. The review of recoverability is based on the undiscounted cash flows, excluding interest charges, that are expected to result from the real estate investment's use and eventual disposition. Impairment is determined if the expected future cash flows do not recover the value of the real estate. In such an instance, an impairment loss is recorded to the extent that the carrying value of the real estate investment exceeds the estimated fair value.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure relates to changes in interest rates related to its long-term debt. To limit the impact of interest rate changes, the Partnership has entered into fixed rate debt of 7.16% that expires in 2009. As a result, the Partnership's only interest rate risk is the opportunity loss should interest rates decline which did occur during 2001. The following table summarizes the expected maturities of the Partnership's long-term debt. The Partnership believes that borrowing rates available to the Partnership at December 31, 2001 for such loans with similar terms and maturities approximate the Partnership's fixed rate of 7.16% and therefore the carrying amount approximates the fair value.

         Year ending December 31,
                2002                   $   70,177
                2003                       75,444
                2004                       81,107
                2005                       87,195
                2006                       93,740
                Thereafter              5,811,019
                                       ----------
                                       $6,218,682
                                       ==========

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this report:

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
           Independent Auditors' Report ......................................................................F-1

           Balance Sheets - At December 31, 2001 and 2000 ....................................................F-2

           Statements of Partners' Deficit - For the years ended December 31, 2001, 2000 and 1999 ............F-2

           Statements of Operations - For the years ended December 31, 2001, 2000 and 1999 ...................F-3

           Statements of Cash Flows - For the years ended December 31, 2001, 2000 and 1999 ...................F-4

           Notes to the Financial Statements .................................................................F-5

           Schedule III - Real Estate and Accumulated Depreciation ...........................................F-9


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Murray Realty Investors VII, Inc., a Texas corporation, SM7 Apartment Investors Inc., a Texas corporation ("SM7"), and Crozier Partners VII, Ltd., a Texas limited partnership, are the General Partners of the Partnership. On June 16, 1998, DA Group Holdings, Inc., a Delaware corporation and the parent company of SM7 ("DA"), and Anterra Property Investors VIII, Inc., a Texas corporation ("Anterra"), entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, Anterra purchased from DA all of the issued and outstanding shares of common stock, $1.00 par value per share, of SM7. Anterra is an affiliate of Anterra Property Investors VII, Inc. which is the general partner of Crozier Partners VII, Ltd. The following is a summary of certain information concerning the directors and executive officers of Anterra Property Investors VII, Inc., Murray Realty Investors VII, Inc. and SM7 Apartment Investors Inc., as of December 31, 2001.

Anterra Property Investors VII, Inc., general partner of Crozier Partners VII, Ltd.

Richard E. Hoffmann, 47, President, Treasurer and Director. For more than five years prior to July 15, 1990, Mr. Hoffmann was a Vice President and Treasurer of Murray Properties Company and various other affiliated companies. He resigned his position with substantially all Murray Properties Company affiliates on July 15, 1990. Mr. Hoffmann was elected Senior Vice President, Treasurer and a Director of Anterra Realty Corporation in June of 1990, and was elected President of Anterra Realty Corporation in July of 1994. He is President, Treasurer and a Director of all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Mr. Hoffmann received a Master of Business Administration degree from the University of Texas at Austin in 1979 and a B.S. from Tulane University in 1977. He is a Certified Public Accountant.

Lynn D. Maynard, 49, Executive Vice President and Director. For more than five years prior to December 26, 1989, Ms. Maynard was an officer of Murray Properties Company and various other affiliated companies. She was elected Vice President of Murray Properties Company and Murray Realty Investors, Inc. in December of 1986. Ms. Maynard resigned her positions with substantially all Murray Properties Company affiliates on December 26, 1989. Ms. Maynard was elected Senior Vice President and a Director of Anterra Realty Corporation in November 1989, and is Executive Vice President and a Director of all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Ms. Maynard received a Bachelor of Science Degree in Accounting from the University of Texas at Dallas, and is a Certified Public Accountant. She is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Dallas Chapter of Certified Public Accountants.

Sandy Robison, 46, Vice President and Secretary. Ms. Robison joined Anterra Realty Corporation's predecessor company in 1983 and has served in all areas of the Accounting Department, including the positions of Staff Accountant, Systems Manager and Assistant Controller. Ms. Robison became Secretary of Anterra Realty Corporation in December 1997 and became Vice President and Controller of Anterra Realty Corporation in December 1998. She is Vice President, Secretary and Controller of Anterra Realty Corporation and all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Ms. Robison holds an associates degree from Eastfield College.

Murray Realty Investors VII, Inc., Corporate General Partner

Fulton Murray, 61, President, Chairman of the Board and Director. Mr. Murray has been Chairman of the Board and Chief Executive Officer of Murray Properties Company and Murray Financial Corporation for more than five years prior to the date of this report. In addition, he is a director or officer of substantially all affiliates of Murray Properties Company. His family, or trusts for their benefit, own approximately 64% of the outstanding stock of Murray Financial Corporation, which is the parent corporation of Murray Properties Company and most of its affiliates. He holds a Bachelor of Business Administration degree in Finance from Southern Methodist University.

SM7 Apartment Investors Inc., Corporate General Partner

Richard E. Hoffmann, 47, President, Treasurer and Director. For more than five years prior to July 15, 1990, Mr. Hoffmann was a Vice President and Treasurer of Murray Properties Company and various other affiliated companies. He resigned his position with substantially all Murray Properties Company affiliates on July 15, 1990. Mr. Hoffmann was elected Senior Vice President, Treasurer and a Director of Anterra Realty Corporation in June of 1990, and was elected President of Anterra Realty Corporation in July of 1994. He is President, Treasurer and a Director of all other subsidiary corporations of Anterra Realty Corporation, including SM7 Apartment Investors Inc. Mr. Hoffmann received a Master of Business Administration degree from the University of Texas at Austin in 1979 and a B.S. from Tulane University in 1977. He is a Certified Public Accountant.

Lynn D. Maynard, 49, Executive Vice President and Director. For more than five years prior to December 26, 1989, Ms. Maynard was an officer of Murray Properties Company and various other affiliated companies. She was elected Vice President of Murray Properties Company and Murray Realty Investors, Inc. in December of 1986. Ms. Maynard resigned her positions with substantially all Murray Properties Company affiliates on December 26, 1989. Ms. Maynard was elected Senior Vice President and a Director of Anterra Realty Corporation in November 1989, and is Executive Vice President and a Director of all other subsidiary corporations of Anterra Realty Corporation including SM7 Apartment Investors Inc. Ms. Maynard received a Bachelor of Science Degree in Accounting from the University of Texas at Dallas, and is a Certified Public Accountant. She is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Dallas Chapter of Certified Public Accountants.

Sandy Robison, 46, Vice President and Secretary. Ms. Robison joined Anterra Realty Corporation's predecessor company in 1983 and has served in all areas of the Accounting Department, including the positions of Staff Accountant, Systems Manager and Assistant Controller. Ms. Robison became Secretary of Anterra Realty Corporation in December 1997 and became Vice President and Controller of Anterra Realty Corporation in December 1998. She is Vice President, Secretary and Controller of Anterra Realty Corporation and all other subsidiary corporations of Anterra Realty Corporation, including SM7 Apartment Investors Inc. Ms. Robison holds an associates degree from Eastfield College.

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

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership has not paid and does not propose to pay any cash compensation, bonuses or deferred compensation, compensation pursuant to retirement or other plans, or other compensation to the officers, directors, or partners of the General Partners. The General Partners and their affiliates receive various fees and distributions. See Item 13. "Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their affiliates during the year ended December 31, 2001.

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
         Interest, $1,000               Wilden Trust                   (owned beneficially
         per Interest                   221 N Central Ave,  #299          and of record)
                                        Medford, OR 97501-5927

     (b) No General Partner or any officer or director of a General Partner beneficially owned or owned of record directly or indirectly any Interests as of December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) During the years ended December 31, 2001, 2000 and 1999, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property and construction management fees, in the amounts of $11,681, $11,050 and $11,906, respectively.

          On January 1, 1990, Murray Management Corporation retained Anterra Management Corporation, an affiliate of the general partners, to provide certain administrative and management services with respect to the Partnership and its Properties. Anterra Management Corporation is a real estate related service company formed by former executive officers of Murray and its affiliates, and earned property and construction management fees of $57,867, $61,528 and $65,086 for the years ended December 31, 2001, 2000 and 1999, respectively.

     (b)  None.

     (c)  No management person is indebted to the Partnership.

     (d)  Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     (b)  Reports on Form 8-K filed during the last quarter of the fiscal year:

               None

     (c)  Exhibits:

          2.1 Voluntary Petition of Shearson-Murray Real Estate Fund VII, Ltd. to commence a case under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas-Austin Division, as filed on June 6, 1989. Reference is made to Exhibit 2a to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 1989.

         2.2 Modified First Amended Plan of Reorganization of Shearson-Murray Real Estate Fund VII, Ltd. in the United States Bankruptcy Court for the Western District of Texas-Austin Division Case No. 89-11662-LC filed February 20, 1990. Reference is made to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 1990.

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

         10.1 Assignment and Assumption Agreement between Murray Management Corporation and Anterra Management Corporation for property management and leasing services dated January 1, 1990. Reference is made to Exhibit 10u to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 15, 1990.

         10.2 Loan Agreement between S/M Real Estate Fund VII, Ltd. and General Electric Capital Corporation, dated December 3, 1998. Reference is made to Exhibit 10.1 to Partnership's Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.

         99.1 Pages A-16 to A-18 of Exhibit A to the Prospectus dated June 10, 1983, contained in Amendment No. 3 to Partnership's Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28a to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

         99.2 Pages 10-18 of the Prospectus dated June 10, 1983, contained in Amendment No. 3 to Partnership's Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28b to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

         99.3 Compromise Settlement Agreement between S/M Real Estate Fund VII, Ltd. and Federal National Mortgage Association, dated May 6, 1996. Reference is made to Exhibit 99.1 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

         99.4 $5,830,000 Multifamily Note and Addendum, dated May 30, 1996. Reference is made to Exhibit 99.2 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

         99.5 $681,142 Subordinate Multifamily Note and Addendum, dated May 30, 1996. Reference is made to Exhibit 99.3 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

         99.6 $6,400,000 Promissory Note, dated December 3, 1998. Reference is made to Exhibit 99.1 of the Partnership's Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.

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


                                            S/M REAL ESTATE FUND VII, LTD.

                                            BY:  SM7 APARTMENT INVESTORS INC.
                                                 A General Partner





Date:  March 29, 2002
                                            BY:      /s/ Richard E. Hoffmann
                                               ---------------------------------
                                                     Richard E. Hoffmann
                                                     Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following members of the Board of Directors and officers of SM7 Apartment Investors Inc., a corporate general partner of the Registrant, on behalf of the Registrant in the capacities and on the dates indicated.






Date:  March 29, 2002
                                            BY:        /s/ Richard E. Hoffmann
                                               ---------------------------------
                                                     Richard E. Hoffmann
                                                     President, Director and
                                                     Treasurer



Date:  March 29, 2002
                                            BY:        /s/ Lynn D. Maynard
                                               ---------------------------------
                                                     Lynn D. Maynard
                                                     Executive Vice President
                                                     and Director



Date:  March 29, 2002
                                            BY:        /s/ Sandy Robison
                                               ---------------------------------
                                                     Chief Financial Officer,
                                                     Vice President, Secretary
                                                     and Controller

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



                                            BY:  CROZIER PARTNERS VII, LTD.
                                                 A general partner

                                            BY:  ANTERRA PROPERTY INVESTORS VII,
                                                 INC.,
                                                 General Partner of Crozier
                                                 Partners VII, Ltd.





Date:  March 29, 2002
                                            BY:        /s/ Richard E. Hoffmann
                                               ---------------------------------
                                                     Richard E. Hoffmann
                                                     President, Director and
                                                     Treasurer



Date:  March 29, 2002
                                            BY:         /s/ Lynn D. Maynard
                                               ---------------------------------
                                                     Lynn D. Maynard
                                                     Executive Vice President
                                                     and Director

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



                                            MURRAY REALTY INVESTORS VII, INC.
                                            A General Partner





Date:  March 29, 2002
                                            BY:         /s/ Fulton Murray
                                               ---------------------------------
                                                    Fulton Murray
                                                    President, Chairman of the
                                                    Board and Director

                          INDEPENDENT AUDITORS' REPORT



The Partners
S/M Real Estate Fund VII, Ltd.:

We have audited the financial statements of S/M Real Estate Fund VII, Ltd. (a Texas Limited Partnership), as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S/M Real Estate Fund VII, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                     KPMG LLP

Dallas, Texas
February 8, 2002

S/M REAL ESTATE FUND VII, LTD.

BALANCE SHEETS

                                                     AT DECEMBER 31,   AT DECEMBER 31,
                                                          2001              2000
                                                     --------------    --------------
ASSETS Real estate, at cost:
   Land                                              $      962,216    $      962,216
   Buildings and improvements                             7,971,336         7,944,151
                                                     --------------    --------------
                                                          8,933,552         8,906,367
   Less accumulated depreciation                         (6,724,462)       (6,308,560)
                                                     --------------    --------------
                                                          2,209,090         2,597,807

Cash and cash equivalents                                   216,234           136,606
Cash held in escrow                                          53,049            60,870
Restricted cash - replacement reserve                       106,371            55,621
Accounts receivable                                           3,846             5,451
Other assets, net                                            57,859            61,821
                                                     --------------    --------------
     TOTAL ASSETS                                    $    2,646,449    $    2,918,176
                                                     ==============    ==============
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                       $    6,218,682    $    6,283,959
   Accounts payable:
     Trade                                                   13,470             6,605
     Affiliates                                              40,665            40,960
   Accrued expenses and other liabilities                    39,991            46,617
                                                     --------------    --------------
     Total Liabilities                                    6,312,808         6,378,141
                                                     --------------    --------------
Partners' Deficit:
   General Partners                                        (123,275)         (121,211)
   Limited Partners (11,080 units outstanding)           (3,543,084)       (3,338,754)
                                                     --------------    --------------
     Total Partners' Deficit                             (3,666,359)       (3,459,965)
                                                     --------------    --------------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT         $    2,646,449    $    2,918,176
                                                     ==============    ==============



STATEMENTS OF PARTNERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  GENERAL            LIMITED
                                                                 PARTNERS            PARTNERS            TOTAL
                                                                -----------       -------------       -------------
BALANCE AT DECEMBER 31, 1998                                    $  (116,023)      $  (2,825,073)      $  (2,941,096)
Net Loss                                                             (2,628)           (260,204)           (262,832)
                                                                -----------       -------------       -------------

BALANCE AT DECEMBER 31, 1999                                    $  (118,651)      $  (3,085,277)      $  (3,203,928)
Net Loss                                                             (2,560)           (253,477)           (256,037)
                                                                -----------       -------------       -------------

BALANCE AT DECEMBER 31, 2000                                    $  (121,211)      $  (3,338,754)      $  (3,459,965)
Net Loss                                                             (2,064)           (204,330)           (206,394)
                                                                -----------       -------------       -------------

BALANCE AT DECEMBER 31, 2001                                    $  (123,275)      $  (3,543,084)      $  (3,666,359)
                                                                ===========       =============       =============


See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

                                           2001           2000           1999
                                        -----------    -----------    -----------
INCOME
Rental                                  $ 1,448,295    $ 1,380,401    $ 1,353,692
Interest and other                           14,478         17,956         17,421
                                        -----------    -----------    -----------
     Total Income                         1,462,773      1,398,357      1,371,113
                                        -----------    -----------    -----------
EXPENSES
Property operating                          707,917        704,176        677,746
Interest                                    453,954        459,758        462,664
Depreciation and amortization               432,138        426,124        412,864
General and administrative                   75,158         64,336         80,671
                                        -----------    -----------    -----------
     Total Expenses                       1,669,167      1,654,394      1,633,945
                                        -----------    -----------    -----------
NET LOSS                                $  (206,394)   $  (256,037)   $  (262,832)
                                        ===========    ===========    ===========
NET LOSS ALLOCATED:
   To the General Partners              $    (2,064)   $    (2,560)   $    (2,628)
   To the Limited Partners                 (204,330)      (253,477)      (260,204)
                                        -----------    -----------    -----------
                                        $  (206,394)   $  (256,037)   $  (262,832)
                                        ===========    ===========    ===========
NET LOSS PER LIMITED PARTNERSHIP UNIT
(11,080 UNITS OUTSTANDING)              $    (18.44)   $    (22.88)   $    (23.48)
                                        ===========    ===========    ===========

See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

                                                                  2001         2000         1999
                                                               ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $(206,394)   $(256,037)   $(262,832)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization                                 432,138      426,124      412,864
   Loss on retirement of assets                                       --       28,602       14,410
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
     Cash held in escrow                                           7,821       (6,505)     (18,378)
     Accounts receivable                                           1,605         (354)       1,214
     Other assets                                                 (2,151)       1,782       (3,721)
     Accounts payable                                              6,570      (22,811)      (3,068)
     Accrued expenses and other liabilities                       (6,626)        (243)      (5,936)
                                                               ---------    ---------    ---------
Net cash provided by operating activities                        232,963      170,558      134,553
                                                               ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash - replacement reserve     (50,750)     (16,207)      74,961
Additions to real estate                                         (37,308)    (162,111)    (223,842)
                                                               ---------    ---------    ---------
Net cash used in investing activities                            (88,058)    (178,318)    (148,881)
                                                               ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES - Payments of
   principal on first mortgage note payable                      (65,277)     (59,474)     (56,567)
                                                               ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents              79,628      (67,234)     (70,895)
Cash and cash equivalents, beginning of year                     136,606      203,840      274,735
                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $ 216,234    $ 136,606    $ 203,840
                                                               =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                         $ 453,954    $ 459,758    $ 462,664
                                                               ---------    ---------    ---------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building improvements           $  10,123    $  18,567    $   8,675
                                                               ---------    ---------    ---------


See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.


NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000, AND 1999

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

2. LIQUIDITY

The General Partners currently expect funds from operations to pay all obligations for 2002, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

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

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 had no effect on the Partnership's financial position or results of operations.

LEASE REVENUE The Partnership has determined that all leases associated with the rental of space at the investment property are operating leases. Leases on the Partnership's property typically have a term of eighteen months or less.

S/M REAL ESTATE FUND VII, LTD.


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

NET LOSS PER LIMITED PARTNERSHIP UNIT Net loss per limited partnership unit is based upon the limited partnership interests outstanding during the year and the net loss allocated to the limited partners (the "Limited Partners").

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

5. REAL ESTATE INVESTMENTS

On July 29, 1983, the Partnership acquired Fifth Avenue Apartments ("Fifth Avenue"), a 198-unit apartment complex located in San Antonio, Texas. As of December 31, 2001 and 2000, Fifth Avenue was 92% and 97% occupied, respectively.

6. MORTGAGE NOTES PAYABLE

Under the terms of the Partnership's loan agreement with General Electric Capital Corporation (the "Loan Agreement"), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Interest accrues at an annual fixed interest rate of 7.16%.

S/M REAL ESTATE FUND VII, LTD.

Under the terms of the Loan Agreement, the Partnership is required to make monthly contributions of $3,905 which are held by the lender pending application for the completion of certain required repairs to the Fifth Avenue property. At December 31, 2001, the balance in this replacement reserve account was $106,371. In January 2002, $105,947 of the replacement reserve account was released to the Partnership for the completion of certain required repairs to the Fifth Avenue property.

The following represents principal payments required under the Loan Agreement subsequent to December 31, 2001:

       Year ending December 31,
       ------------------------
                2002                  $  70,177
                2003                     75,444
                2004                     81,107
                2005                     87,195
                2006                     93,740
                2007                    100,776
                2008                    108,340
                2009                  5,601,903

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value as of the balance sheet dates.

7. TRANSACTIONS WITH RELATED PARTIES

During the years ended December 31, 2001, 2000 and 1999, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property and construction management fees, in the amounts of $11,681, $11,050 and $11,906, respectively.

On January 1, 1990, Murray Management Corporation subcontracted Anterra Management Corporation to provide certain administrative and management services with respect to the Partnership. Anterra Management Corporation is a real estate management company and an affiliate of the general partners, and earned property and construction management fees of $57,867, $61,528 and $65,086 for the years ended December 31, 2001, 2000 and 1999, respectively.

8. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows (dollars in thousands, except per Interest data):

QUARTER ENDED                               03/31    06/30    09/30    12/31
                                            -----    -----    -----    -----
2001

Total Income                                $ 366    $ 360    $ 370    $ 367

Net Loss                                      (44)     (42)     (74)     (46)

Net Loss per Limited Partnership Interest   (3.91)   (3.78)   (6.59)   (4.16)

2000

Total Income                                $ 345    $ 342    $ 348    $ 363

Net Loss                                      (44)     (88)     (89)     (35)

Net Loss per Limited Partnership Interest   (3.93)   (7.86)   (7.92)   (3.17)

S/M REAL ESTATE FUND VII, LTD.

9. RECONCILIATION OF FINANCIAL STATEMENT NET LOSS AND PARTNERS' DEFICIT TO FEDERAL INCOME TAX BASIS NET INCOME (LOSS) AND PARTNERS' DEFICIT

The following is a reconciliation of the net loss for financial statement purposes to federal income tax basis net income (loss) for the years ended December 31, 2001, 2000 and 1999:

                                                                2001         2000         1999
                                                             ---------    ---------    ---------
Net loss for financial statements purposes                   $(206,394)   $(256,037)   $(262,832)
Financial statement depreciation over tax
         basis depreciation                                    381,787      352,422      358,444

Federal income tax basis loss on retirement of assets over
         financial statement loss on retirement of assets       (5,311)     (21,430)          --

Other                                                           (2,652)       1,486         (500)
                                                             ---------    ---------    ---------
Federal income tax basis net loss under financial
         statement net loss                                    373,824      332,478      357,944
                                                             ---------    ---------    ---------
Federal income tax basis net income                          $ 167,430    $  76,441    $  95,112
                                                             =========    =========    =========

Reconciliation of financial statement partners' deficit to federal income tax basis partners' deficit for the years ended December 31, 2001, 2000 and 1999:

                                                     2001           2000           1999
                                                 -----------    -----------    -----------
Financial statement basis partners' deficit      $(3,666,359)   $(3,459,965)   $(3,203,928)

Current year federal income tax basis net loss
         under  financial statement net loss         373,824        332,478        357,944

Cumulative federal income tax basis net loss
         over financial statement net loss          (932,820)    (1,265,298)    (1,623,242)
                                                 -----------    -----------    -----------
Federal income tax basis partners' deficit       $(4,225,355)   $(4,392,785)   $(4,469,226)
                                                 ===========    ===========    ===========

Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

S/M REAL ESTATE FUND VII, LTD.


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

                                         FIFTH AVENUE
OFFICE BUILDINGS:                         APARTMENTS
                                         ------------
Location                                San Antonio, TX

Date of construction                               1982
Acquisition date                                   1983
Life on which depreciation
in latest income statements
is computed                                3 - 21 years
Encumbrances                              $   6,218,682
Initial cost to Partnership (1):
     Land                                       962,216
     Building and
     improvements                             7,512,710
Costs capitalized
subsequent to acquisition:
     Land, buildings
     and improvements                           633,083
Retirements                                    (174,457)
Gross amount at which
carried at close of period (2):
     Land                                 $     962,216
     Building and
     improvements                             7,971,336
                                          -------------
                                          $   8,933,552

Accumulated depreciation                  $   6,724,462
                                          =============

(1) The initial cost to the Partnership represents the original purchase price of the property.

(2) The aggregate cost of real estate at December 31, 2001 and 2000 and 1999, for Federal income tax purposes is $9,142,503, $9,115,315 and $8,953,204, respectively.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 2001, 2000, and 1999 follows:

                                2001           2000           1999
                            -----------    -----------    -----------
REAL ESTATE INVESTMENTS:
Beginning of year           $ 8,906,367    $ 8,825,917    $ 8,669,430
Additions                        37,308        162,111        223,842
Retirements                     (10,123)       (81,661)       (67,355)
                            -----------    -----------    -----------
End of year                 $ 8,933,552    $ 8,906,367    $ 8,825,917
                            ===========    ===========    ===========

ACCUMULATED DEPRECIATION:
Beginning of year           $ 6,308,560    $ 5,941,608    $ 5,587,802
Depreciation expense            426,025        420,011        406,751
Retirements                     (10,123)       (53,059)       (52,945)
                            -----------    -----------    -----------
End of year                 $ 6,724,462    $ 6,308,560    $ 5,941,608
                            ===========    ===========    ===========

                               INDEX TO EXHIBITS

  DOCUMENT
   NUMBER       DESCRIPTION
  --------      -----------
     2.1        Voluntary Petition of Shearson-Murray Real Estate Fund VII, Ltd.
                to commence a case under Chapter 11 of the Federal Bankruptcy
                Code in the United States Bankruptcy Court for the Western
                District of Texas-Austin Division, as filed on June 6, 1989.
                Reference is made to Exhibit 2a to the Partnership's Annual
                Report on Form 10-K filed with the Securities and Exchange
                Commission on June 14, 1989.

     2.2        Modified First Amended Plan of Reorganization of Shearson-Murray
                Real Estate Fund VII, Ltd. in the United States Bankruptcy Court for the Western District of Texas-Austin Division Case No.
                89-11662-LC filed February 20, 1990. Reference is made to the Partnership's Annual Report on Form 10-K filed with the
                Securities and Exchange Commission on April 12, 1990.

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

     10.1       Assignment and Assumption Agreement between Murray Management
                Corporation and Anterra Management Corporation for property management and leasing services dated January 1, 1990. Reference is made to Exhibit 10u to the Partnership's Annual Report on Form
                10-K filed with the Securities and Exchange Commission on May 15,
                1990.

     10.2       Loan Agreement between S/M Real Estate Fund VII, Ltd. and General
                Electric Capital Corporation, dated December 3, 1998. Reference is made to Exhibit 10.1 to Partnership's Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.

     99.1       Pages A-16 to A-18 of Exhibit A to the Prospectus dated June 10,
                1983, contained in Amendment No. 3 to Partnership's Form S-11
                Registration Statement filed with the Securities and Exchange
                Commission on June 10, 1983. Reference is made to Exhibit 28a to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

     99.2       Pages 10-18 of the Prospectus dated June 10, 1983, contained in
                Amendment No. 3 to Partnership's Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28b to the Partnership's
                Annual Report on Form 10-K filed with the Securities and Exchange
                Commission on May 12, 1988.

     99.3       Compromise Settlement Agreement between S/M Real Estate Fund VII,
                Ltd. and Federal National Mortgage Association, dated May 6,
                1996. Reference is made to Exhibit 99.1 to the Partnership's
                Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

     99.4       $5,830,000 Multifamily Note and Addendum, dated May 30, 1996.
                Reference is made to Exhibit 99.2 to the Partnership's Quarterly
                Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

     99.5       $681,142 Subordinate Multifamily Note and Addendum, dated May 30,
                1996. Reference is made to Exhibit 99.3 to the Partnership's
                Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

     99.6 $6,400,000 Promissory Note, dated December 3, 1998. Reference is made to Exhibit 99.1 of the Partnership's Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.
