Form 10-Q
period 2002-03-31
S/M REAL ESTATE FUND VII LTD/TX
filed 2002-05-13
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----------  Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

    or

            Transition Report Pursuant to Section 13 or 15(d) of the Securities ---------- Exchange Act of 1934

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
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


5520 LBJ Freeway, Suite 500, Dallas, Texas                            75240
------------------------------------------                          ----------
 (Address of principal executive offices)                           (Zip code)

                                 (972) 404-7100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

S/M REAL ESTATE FUND VII LTD.


BALANCE SHEETS                                        AT MARCH 31,  AT DECEMBER 31,
                                                              2002             2001
                                                     -------------  ---------------
                                                      (UNAUDITED)
ASSETS
Real estate, at cost:
   Land                                              $     962,216    $     962,216
   Building and improvements                             7,941,373        7,971,336
                                                     -------------    -------------
                                                         8,903,589        8,933,552
   Less accumulated depreciation                        (6,787,367)      (6,724,462)
                                                     -------------    -------------
                                                         2,116,222        2,209,090

Cash and cash equivalents                                  299,014          216,234
Cash held in escrow                                        125,679           53,049
Restricted cash - replacement reserve                       12,540          106,371
Accounts receivable                                          6,879            3,846
Other assets, net                                           48,620           57,859
                                                     -------------    -------------
     TOTAL ASSETS                                    $   2,608,954    $   2,646,449
                                                     =============    =============
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                       $   6,200,077    $   6,218,682
   Accounts payable:
     Trade                                                   9,004           13,470
     Affiliates                                             45,428           40,665
   Accrued expenses and other liabilities                   77,240           39,991
                                                     -------------    -------------
     Total Liabilities                                   6,331,749        6,312,808
                                                     -------------    -------------
Partners' Deficit:
   General Partners                                       (123,839)        (123,275)
   Limited Partners (11,080 units outstanding)          (3,598,956)      (3,543,084)
                                                     -------------    -------------
     Total Partners' Deficit                            (3,722,795)      (3,666,359)
                                                     -------------    -------------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT         $   2,608,954    $   2,646,449
                                                     =============    =============


STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                        GENERAL         LIMITED
                                       PARTNERS        PARTNERS           TOTAL
                                   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2001       $   (123,275)   $ (3,543,084)   $ (3,666,359)
Net loss                                   (564)        (55,872)        (56,436)
                                   ------------    ------------    ------------
BALANCE AT MARCH 31, 2002          $   (123,839)   $ (3,598,956)   $ (3,722,795)
                                   ============    ============    ============



See accompanying notes to the financial statements.                            2

S/M REAL ESTATE FUND VII LTD.


STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

                                                           2002            2001
                                                   ------------    ------------
INCOME
Rental                                             $    355,777    $    362,227
Interest and other                                        1,577           3,336
                                                   ------------    ------------
     Total Income                                       357,354         365,563
                                                   ------------    ------------
EXPENSES
Property operating                                      181,259         167,769
Interest                                                111,203         112,379
Depreciation and amortization                           108,161         109,080
General and administrative                               13,167          20,113
                                                   ------------    ------------
     Total Expenses                                     413,790         409,341
                                                   ------------    ------------
     NET LOSS                                      $    (56,436)   $    (43,778)
                                                   ============    ============
NET LOSS ALLOCATED:
   To the General Partners                         $       (564)   $       (438)
   To the Limited Partners                              (55,872)        (43,340)
                                                   ------------    ------------
                                                   $    (56,436)   $    (43,778)
                                                   ============    ============
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)                               $      (5.04)   $      (3.91)
                                                   ============    ============



See accompanying notes to the financial statements.                            3

S/M REAL ESTATE FUND VII LTD.


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

                                                                      2002           2001
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $   (56,436)   $   (43,778)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization                                   108,161        109,080
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
     Cash held in escrow                                           (72,630)       (48,924)
     Accounts receivable                                            (3,033)         3,324
     Other assets                                                    7,711          4,810
     Accounts payable                                                  297          2,413
     Accrued expenses and other liabilities                         37,249         33,005
                                                               -----------    -----------
Net cash provided by operating activities                           21,319         59,930
                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash - replacement reserve        93,831        (12,631)
Additions to real estate                                           (13,765)        (6,885)
                                                               -----------    -----------
Net cash provided by (used in) investing activities                 80,066        (19,516)
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES - Payments of principal
   on first mortgage note payable                                  (18,605)       (17,429)
                                                               -----------    -----------
Net increase in cash and cash equivalents                           82,780         22,985
Cash and cash equivalents, beginning of period                     216,234        136,606
                                                               -----------    -----------
Cash and cash equivalents, end of period                       $   299,014    $   159,591
                                                               ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                       $   111,203    $   112,379
                                                               ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building and improvements       $    43,728    $    10,123
                                                               ===========    ===========



See accompanying notes to the financial statements.                            4

S/M REAL ESTATE FUND VII, LTD.

NOTES TO THE FINANCIAL STATEMENTS

The quarterly unaudited financial statements for S/M Real Estate Fund VII, Ltd. (the "Partnership") include all normal and recurring adjustments which are, in the opinion of the general partners, necessary to present a fair statement of financial position as of March 31, 2002, the results of operations and cash flows for the three months ended March 31, 2002 and 2001, and the change in partners' deficit for the three months ended March 31, 2002. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 2001, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

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

During the three months ended March 31, 2002 and 2001, the general partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property management fees, in the amounts of $2,820 and $2,854, respectively. Property management fees earned by an affiliate of the Partnership's general partners were $14,256 and $14,509 for the three months ended March 31, 2002 and 2001, respectively.

The financial information included in this interim report as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 has been prepared by management without audit by independent and certified public accountants. The Partnership's 2001 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 were effective for the Partnership on January 1, 2002. The implementation of SFAS 144 on January 1, 2002 had no effect on the Partnership's financial position or results of operations.

S/M REAL ESTATE FUND VII, LTD.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Under the terms of the Partnership's loan agreement, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the loan agreement, the Partnership is required to make monthly contributions of $3,905 which are held by the lender pending application for the completion of certain required repairs to Fifth Avenue. At March 31, 2002, the balance in this replacement reserve account was $12,540.

Cash and cash equivalents totaled $299,014 at March 31, 2002, compared to $216,234 at December 31, 2001. The $82,780 increase is primarily attributable to cash provided by operations and the release of restricted cash (see below) partially offset by debt service payments and payments made to the replacement reserve account and escrow account.

Cash held in escrow increased to $125,679 at March 31, 2002 from $53,049 at December 31, 2001. The $72,630 increase is attributable to contributions to the insurance and real estate tax escrow, as required by the Partnership's loan agreement.

Restricted cash replacement reserve decreased to $12,540 at March 31, 2002, from $106,371 at December 31, 2001. The $93,831 decrease is attributable to the release of $105,947 for replacements and completed required lender repairs, offset in part by monthly contributions to the replacements reserve in accordance with the terms of the loan agreement.

Other assets decreased to $48,620 at March 31, 2002, from $57,859 at December 31, 2001. The decrease is primarily due to decreases in prepaid insurance and the amortization of loan costs.

Accounts receivable totaled $6,879 at March 31, 2002, compared to $3,846 at December 31, 2001. The increase is primarily attributable to the timing of tenant rental receipts. Accounts payable totaled $54,432 at March 31, 2002, compared to $54,135 at December 31, 2001.

Accrued expenses and other liabilities totaled $77,240 at March 31, 2002, compared to $39,991 at December 31, 2001. The change is primarily attributable to the timing of payments for real estate taxes and partnership administrative costs.

The Partnership's general partners currently expect funds from operations to be sufficient to pay all obligations for 2002, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund any such deficits.

Results of Operations

Operations resulted in net losses of $56,436 for the three-month period ended March 31, 2002, and $43,778 for the three-month period ended March 31, 2001. The increased net loss for the three months ended March 31, 2002 from the corresponding period in 2001 is primarily attributable to decreases in rental and interest income and increases in property operating expenses offset in part by a decrease in partnership administrative costs.

Rental income totaled $355,777 for the three-month period ended March 31, 2002, compared with $362,227 for the three-month period ended March 31, 2001. Occupancy at Fifth Avenue averaged approximately 96% for both the three-month period ended March 31, 2002 and March 31, 2001. The average rental income per occupied square foot at Fifth Avenue was $8.75 for the three-month period ended March 31, 2002, compared to $8.98 for the corresponding period in 2001. The decrease in the average rental income per occupied square foot in 2002 is primarily attributable to an increase in rental concessions offset in part by increases in rental rates.

Total expenses for the three-month period ended March 31, 2002 were $413,790 compared to $409,341 for the three-month period ended March 31, 2001. The increase is primarily attributable to an increase in property operating expenses offset in part by a decrease in general and administrative expenses.

S/M REAL ESTATE FUND VII, LTD.


Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three-month period ended March 31, 2002 were $181,259 compared to $167,769 for the three-month period ended March 31, 2001. The increase is primarily attributable to higher apartment preparation costs, utility costs, property insurance costs and property real estate taxes.

General and administrative expenses for the three-month period ended March 31, 2002 were $13,167 compared to $20,113 for the three-month period ended March 31, 2001. The decrease is due primarily to lower professional services expense.

General

Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.


PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information related to the market risk of the Partnership since December 31, 2001.

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

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2002.

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


                               S/M REAL ESTATE FUND VII, LTD.

                           BY: SM7 APARTMENT INVESTORS INC.
                               General Partner


Date: May 13, 2002             BY:      /s/ Richard E. Hoffmann
                                        ----------------------------------------
                               Name:    Richard E. Hoffmann
                               Title:   Director, President and Treasurer



Date:  May 13, 2002            BY:      /s/ Sandy Robison
                                        ----------------------------------------
                               Name:    Sandy Robison
                               Title:   Chief Financial Officer, Vice President,
                                        Secretary and Controller