Form 10-Q
period 2002-06-30
S/M REAL ESTATE FUND VII LTD/TX
filed 2002-08-09
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X        Quarterly Report Pursuant to Section 13 or 15(d) of the
   ---       Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       or

             Transition Report Pursuant to Section 13 or 15(d) of the
   ---       Securities Exchange Act of 1934

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

S/M REAL ESTATE FUND VII, LTD.

================================================================================

BALANCE SHEETS

                                                           AT JUNE 30,    AT DECEMBER 31,
                                                               2002            2001
                                                           (UNAUDITED)
                                                          -------------   ---------------
ASSETS
Real estate, at cost:
   Land                                                   $     962,216    $     962,216
   Building and improvements                                  7,949,770        7,971,336
                                                          -------------    -------------
                                                              8,911,986        8,933,552
   Less accumulated depreciation                             (6,893,967)      (6,724,462)
                                                          -------------    -------------
                                                              2,018,019        2,209,090

Cash and cash equivalents                                       323,927          216,234
Cash held in escrow                                             151,058           53,049
Restricted cash - replacement reserve                            12,180          106,371
Accounts receivable                                              10,237            3,846
Other assets, net                                                85,886           57,859
                                                          -------------    -------------

     TOTAL ASSETS                                         $   2,601,307    $   2,646,449
                                                          =============    =============

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                            $   6,182,377    $   6,218,682
   Accounts payable:
     Trade                                                       18,757           13,470
     Affiliates                                                  40,665           40,665
   Accrued expenses and other liabilities                       131,352           39,991
                                                          -------------    -------------
     Total Liabilities                                        6,373,151        6,312,808
                                                          -------------    -------------
Partners' Deficit:
   General Partners                                            (124,330)        (123,275)
   Limited Partners (11,080 units outstanding)               (3,647,514)      (3,543,084)
                                                          -------------    -------------
     Total Partners' Deficit                                 (3,771,844)      (3,666,359)
                                                          -------------    -------------

     TOTAL LIABILITIES AND PARTNERS' DEFICIT              $   2,601,307    $   2,646,449
                                                          =============    =============






STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                                   GENERAL          LIMITED
                                                  PARTNERS          PARTNERS          TOTAL
                                                -------------    -------------    -------------
BALANCE AT DECEMBER 31, 2001                    $    (123,275)   $  (3,543,084)   $  (3,666,359)
Net loss                                               (1,055)        (104,430)        (105,485)
                                                -------------    -------------    -------------

BALANCE AT JUNE 30, 2002                        $    (124,330)   $  (3,647,514)   $  (3,771,844)
                                                =============    =============    =============




See accompanying notes to the financial statements.                           2

S/M REAL ESTATE FUND VII, LTD.

================================================================================

STATEMENTS OF OPERATIONS (UNAUDITED)

                                THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                    2002            2001            2002           2001
                                ------------    ------------    ------------    ------------
INCOME
Rental                          $    364,378    $    355,507    $    720,155    $    717,734
Interest and other                     1,068           4,230           2,645           7,566
                                ------------    ------------    ------------    ------------
     Total Income                    365,446         359,737         722,800         725,290
                                ------------    ------------    ------------    ------------
EXPENSES
Property operating                   172,785         162,974         354,044         330,743
Interest                             112,108         113,318         223,311         225,697
Depreciation and amortization        108,128         107,914         216,289         216,994
General and administrative            21,474          17,889          34,641          38,002
                                ------------    ------------    ------------    ------------
     Total Expenses                  414,495         402,095         828,285         811,436
                                ------------    ------------    ------------    ------------
NET LOSS                        $    (49,049)   $    (42,358)   $   (105,485)   $    (86,136)
                                ============    ============    ============    ============

NET LOSS ALLOCATED:
To the General Partners         $       (490)   $       (424)   $     (1,055)   $       (861)
To the Limited Partners              (48,559)        (41,934)       (104,430)        (85,275)
                                ------------    ------------    ------------    ------------
                                $    (49,049)   $    (42,358)   $   (105,485)   $    (86,136)
                                ============    ============    ============    ============
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)            $      (4.38)   $      (3.78)   $      (9.43)   $      (7.70)
                                ============    ============    ============    ============




See accompanying notes to the financial statements.                           3

S/M REAL ESTATE FUND VII, LTD.

================================================================================


STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,                                        2002             2001
                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $    (105,485)   $     (86,136)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization                                          216,289          216,994
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
     Cash held in escrow                                                  (98,009)        (105,072)
     Accounts receivable                                                   (6,391)           1,434
     Other assets                                                         (31,083)         (16,887)
     Accounts payable                                                       5,287           31,658
     Accrued expenses and other liabilities                                91,361           72,658
                                                                    -------------    -------------
Net cash provided by operating activities                                  71,969          114,649
                                                                    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash - replacement reserve               94,191          (25,374)
Additions to real estate                                                  (22,162)         (16,386)
                                                                    -------------    -------------
Net cash provided by (used in) investing activities                        72,029          (41,760)
                                                                    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES - Payments of principal
   on first mortgage note payable                                         (36,305)         (33,919)
                                                                    -------------    -------------
Net increase in cash and cash equivalents                                 107,693           38,970
Cash and cash equivalents, beginning of period                            216,234          136,606
                                                                    -------------    -------------
Cash and cash equivalents, end of period                            $     323,927    $     175,576
                                                                    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                            $     223,311    $     225,697
                                                                    =============    =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building and improvements            $      43,728    $      10,123
                                                                    =============    =============



See accompanying notes to the financial statements.                           4

S/M REAL ESTATE FUND VII, LTD.


NOTES TO THE FINANCIAL STATEMENTS

The quarterly unaudited financial statements for S/M Real Estate Fund VII, Ltd. (the "Partnership") include all normal and recurring adjustments which are, in the opinion of the general partners, necessary to present a fair statement of financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, the change in partners' deficit for the six months ended June 30, 2002, and the cash flows for the six months ended June 30, 2002 and 2001. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

During the six months ended June 30, 2002 and 2001, the general partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property and construction management fees, in the amounts of $5,771 and $5,336, respectively. Property management fees earned by an affiliate of the Partnership's general partners were $28,829 and $28,638 for the six months ended June 30, 2002 and 2001, respectively.

The financial information included in this interim report as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 has been prepared by management without audit by independent and certified public accountants. The Partnership's 2001 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." The main provisions of this statement address the classification of debt extinguishments and accounting for certain lease transactions. Implementation of this statement is expected to have no impact on the financial statements of the Partnership.

S/M REAL ESTATE FUND VII, LTD.


PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Under the terms of the Partnership's loan agreement, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the loan agreement, the Partnership is required to make monthly contributions of $3,905 which are held by the lender pending application for the completion of certain required repairs to the Fifth Avenue property. At June 30, 2002, the balance in this replacement reserve account was $12,180.

Cash and cash equivalents totaled $323,927 at June 30, 2002, compared to $216,234 at December 31, 2001. The $107,693 increase is primarily attributable to cash provided by operations and the release of restricted cash (see below) partially offset by debt service payments and payments made to the replacement reserve account and escrow account.

Cash held in escrow increased to $151,058 at June 30, 2002, from $53,049 at December 31, 2001. The $98,009 increase is attributable to contributions to the insurance and real estate tax escrow as required by the Partnership's loan agreement.

Restricted cash replacement reserve decreased to $12,180 at June 30, 2002, from $106,371 at December 31, 2001. The $94,191 decrease is attributable to the release of $118,068 for replacements and completed required lender repairs, offset in part by monthly contributions to the replacements reserve in accordance with the terms of the loan agreement.

Other assets increased to $85,886 at June 30, 2002, from $57,859 at December 31, 2001. The increase is primarily due to increases in prepaid insurance which was partially offset by the amortization of loan costs.

Accounts receivable totaled $10,237 at June 30, 2002, compared to $3,846 at December 31, 2001. The increase is primarily attributable to the timing of tenant rental receipts. Accounts payable totaled $18,757 at June 30, 2002, compared to $13,470 at December 31, 2001.

Accrued expenses and other liabilities totaled $131,352 at June 30, 2002, compared to $39,991 at December 31, 2001. The change is primarily attributable to the timing of payments for real estate taxes and partnership administrative costs.

The Partnership's general partners currently expect funds from operations to be sufficient to pay all obligations for 2002, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

Results of Operations

Operations resulted in net losses of $49,049 and $105,485 for the three and six-month periods ended June 30, 2002, respectively, compared with net losses of $42,358 and $86,136 for the three and six-month periods ended June 30, 2001, respectively. The increased net loss for the three and six-months ended June 30, 2002 from the corresponding periods in 2001 are primarily attributable to increases in property operating expenses.

Rental income totaled $364,378 and $720,155 for the three and six-month periods ended June 30, 2002, respectively, compared to $355,507 and $717,734, respectively, for the corresponding periods in 2001. Occupancy at Fifth Avenue averaged approximately 97% and 96% for the three and six-month periods ended June 30, 2002, respectively, compared to 95% for both the three and six-month periods ended June 30, 2001, respectively. The average rental income per occupied square foot at Fifth Avenue was $8.91 and $8.83 for the three and six months ended June 30, 2002, respectively, compared to $8.93 and $8.96, respectively, for the corresponding periods in 2001.

S/M REAL ESTATE FUND VII, LTD.


Total expenses for the three and six-month periods ended June 30, 2002 were $414,495 and $828,285, respectively, compared to $402,095 and $811,436, respectively, for the three and six-month periods ended June 30, 2001. The increases for the three and six-months ended June 30, 2002 from the corresponding periods in 2001 are primarily attributable to increases in property operating expenses.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three and six-month periods ended June 30, 2002 were $172,785 and $354,044, respectively, compared to $162,974 and $330,743, respectively, for the three and six-month periods ended June 30, 2001. The increases for the 2002 periods primarily are attributable to higher utility costs, property insurance costs and real estate taxes.

General and administrative expenses for the three and six-month periods ended June 30, 2002 were $21,474 and $34,641, respectively, compared to $17,889 and $38,002, respectively, for the three and six-month periods ended June 30, 2001.

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

                           99.7 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           99.8 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           (b) Reports on Form 8-K - No reports on Form 8-K were
                               filed during the quarter ended June 30, 2002.

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



                                            S/M REAL ESTATE FUND VII, LTD.

                                    BY:     SM7 APARTMENT INVESTORS INC.
                                            General Partner


Date: August 9, 2002                        BY:    /s/ Richard E. Hoffmann
                                                   ----------------------------
                                            Name:  Richard E. Hoffmann
                                            Title: Director, President
                                                   and Treasurer


Date: August 9, 2002                        BY:    /s/ Sandy Robison
                                                   ----------------------------
                                            Name:  Sandy Robison
                                            Title: Chief Financial Officer,
                                                   Vice President,
                                                   Secretary and Controller

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

99.7              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.8              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

