Form 10-Q
period 2002-09-30
S/M REAL ESTATE FUND VII LTD/TX
filed 2002-11-12
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934



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

                            Yes   X       No
                                 ---          ---


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes           No         Not yet applicable  X
                                 ---          ---                       ---

S/M REAL ESTATE FUND VII, LTD.


BALANCE SHEETS                                                  AT SEPTEMBER 30,   AT DECEMBER 31,
                                                                            2002              2001
                                                                     (UNAUDITED)
                                                                   -------------     -------------
ASSETS
Real estate, at cost:
   Land                                                            $     962,216     $     962,216
   Building and improvements                                           7,956,802         7,971,336
                                                                   -------------     -------------
                                                                       8,919,018         8,933,552
   Less accumulated depreciation                                      (6,999,600)       (6,724,462)
                                                                   -------------     -------------
                                                                       1,919,418         2,209,090

Cash and cash equivalents                                                311,505           216,234
Cash held in escrow                                                      218,482            53,049
Restricted cash - replacement reserve                                     12,380           106,371
Accounts receivable                                                        6,878             3,846
Other assets, net                                                         72,981            57,859
                                                                   -------------     -------------

     TOTAL ASSETS                                                  $   2,541,644     $   2,646,449
                                                                   =============     =============

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                                     $   6,165,600     $   6,218,682
   Accounts payable:
     Trade                                                                14,363            13,470
     Affiliates                                                           45,199            40,665
   Accrued expenses and other liabilities                                182,145            39,991
                                                                   -------------     -------------

     Total Liabilities                                                 6,407,307         6,312,808
                                                                   -------------     -------------
Partners' Deficit:
   General Partners                                                     (125,268)         (123,275)
   Limited Partners (11,080 units outstanding)                        (3,740,395)       (3,543,084)
                                                                   -------------     -------------
     Total Partners' Deficit                                          (3,865,663)       (3,666,359)
                                                                   -------------     -------------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT                       $   2,541,644     $   2,646,449
                                                                   =============     =============


STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002



                                                   GENERAL            LIMITED
                                                   PARTNERS           PARTNERS           TOTAL
                                                 -------------     -------------     -------------
BALANCE AT DECEMBER 31, 2001                     $    (123,275)    $  (3,543,084)    $  (3,666,359)
Net loss                                                (1,993)         (197,311)         (199,304)
                                                 -------------     -------------     -------------
BALANCE AT SEPTEMBER 30, 2002                    $    (125,268)    $  (3,740,395)    $  (3,865,663)
                                                 =============     =============     =============




See accompanying notes to the financial statements.                          2

S/M REAL ESTATE FUND VII, LTD.


STATEMENTS OF OPERATIONS (UNAUDITED)


                                       THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                2002              2001              2002              2001
                                       -------------     -------------     -------------     -------------
INCOME
Rental                                 $     339,558     $     365,812     $   1,060,860     $   1,083,546
Interest and other                             2,096             4,244             4,313            11,810
                                       -------------     -------------     -------------     -------------
     Total Income                            341,654           370,056         1,065,173         1,095,356
                                       -------------     -------------     -------------     -------------

EXPENSES
Property operating                           198,058           202,055           553,107           532,798
Interest                                     113,031           114,276           336,342           339,973
Depreciation and amortization                108,324           107,491           323,451           324,485
General and administrative                    23,066            19,943            51,577            57,945
                                       -------------     -------------     -------------     -------------
     Total Expenses                          442,479           443,765         1,264,477         1,255,201
                                       -------------     -------------     -------------     -------------
NET LOSS                               $    (100,825)    $     (73,709)    $    (199,304)    $    (159,845)
                                       =============     =============     =============     =============
NET LOSS ALLOCATED:
To the General Partners                $      (1,008)    $        (737)    $      (1,993)    $      (1,598)
To the Limited Partners                      (99,817)          (72,972)         (197,311)         (158,247)
                                       -------------     -------------     -------------     -------------
                                       $    (100,825)    $     (73,709)    $    (199,304)    $    (159,845)
                                       =============     =============     =============     =============
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)                   $       (9.01)    $       (6.59)    $      (17.81)    $      (14.28)
                                       =============     =============     =============     =============




See accompanying notes to the financial statements.                          3

S/M REAL ESTATE FUND VII, LTD.



STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                                 2002              2001
                                                                               -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $    (199,304)    $    (159,845)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization                                                     323,451           324,485
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
     Cash held in escrow                                                            (165,433)         (129,651)
     Accounts receivable                                                              (3,032)           (2,381)
     Other assets                                                                    (19,707)           (9,758)
     Accounts payable                                                                  5,427             4,417
     Accrued expenses and other liabilities                                          142,154           147,747
                                                                               -------------     -------------
Net cash provided by operating activities                                             83,556           175,014
                                                                               -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash - replacement reserve                          93,991           (38,139)
Additions to real estate                                                             (29,194)          (29,201)
                                                                               -------------     -------------
Net cash provided by (used in) investing activities                                   64,797           (67,340)
                                                                               -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES - Payments of principal
   on first mortgage note payable                                                    (53,082)          (49,451)
                                                                               -------------     -------------
Net increase in cash and cash equivalents                                             95,271            58,223
Cash and cash equivalents, beginning of period                                       216,234           136,606
                                                                               -------------     -------------
Cash and cash equivalents, end of period                                       $     311,505     $     194,829
                                                                               =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                       $     336,342     $     339,973
                                                                               =============     =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building and improvements                       $      43,728     $      10,123
                                                                               =============     =============



See accompanying notes to the financial statements.                          4

STATEMENTS OF CASH FLOWS (UNAUDITED)


NOTES TO THE FINANCIAL STATEMENTS

The quarterly unaudited financial statements for S/M Real Estate Fund VII, Ltd. (the "Partnership") include all normal and recurring adjustments which are, in the opinion of the general partners, necessary to present a fair statement of financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, the change in partners' deficit for the nine months ended September 30, 2002, and the cash flows for the nine months ended September 30, 2002 and 2001. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

During the nine months ended September 30, 2002 and 2001, the general partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property and construction management fees, in the amounts of $8,891 and $7,730, respectively. Property management fees earned by an affiliate of the Partnership's general partners were $42,604 and $43,420 for the nine months ended September 30, 2002 and 2001, respectively.

The financial information included in this interim report as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 has been prepared by management without audit by independent certified public accountants. The Partnership's 2001 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The main provisions of this statement address the recognition of liabilities associated with an exit or disposal activity. Implementation of this statement is expected to have no impact on the financial statements of the Partnership.

S/M REAL ESTATE FUND VII, LTD.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources

Under the terms of the Partnership's loan agreement, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the loan agreement, the Partnership is required to make monthly contributions of $3,905 which are held by the lender pending application for the completion of certain required repairs to the Fifth Avenue property. At September 30, 2002, the balance in this replacement reserve account was $12,380.

Cash and cash equivalents totaled $311,505 at September 30, 2002, compared to $216,234 at December 31, 2001. The $95,271 increase is primarily attributable to cash provided by operations and the release of restricted cash (see below) partially offset by debt service payments and payments made to the replacement reserve account and escrow account.

Cash held in escrow increased to $218,482 at September 30, 2002, from $53,049 at December 31, 2001. The $165,433 increase is attributable to contributions to the insurance and real estate tax escrow as required by the Partnership's loan agreement.

Restricted cash replacement reserve decreased to $12,380 at September 30, 2002, from $106,371 at December 31, 2001. The $93,991 decrease is attributable to the release of $129,622 for replacements and completed required lender repairs, offset in part by monthly contributions to the replacements reserve in accordance with the terms of the loan agreement.

Other assets increased to $72,981 at September 30, 2002, from $57,859 at December 31, 2001. The increase is primarily due to increases in prepaid insurance which was partially offset by the amortization of loan costs.

Accounts receivable totaled $6,878 at September 30, 2002, compared to $3,846 at December 31, 2001. The increase is primarily attributable to the timing of tenant rental receipts. Accounts payable totaled $59,562 at September 30, 2002, compared to $54,135 at December 31, 2001. The increase is primarily attributable to the timing of payments for property management fees.

Accrued expenses and other liabilities totaled $182,145 at September 30, 2002, compared to $39,991 at December 31, 2001. The change is primarily attributable to the timing of payments for real estate taxes and partnership administrative costs.

The Partnership's general partners currently expect funds from operations to be sufficient to pay all obligations for 2002, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

Results of Operations

Operations resulted in net losses of $100,825 and $199,304 for the three and nine-month periods ended September 30, 2002, respectively, compared with net losses of $73,709 and $159,845 for the three and nine-month periods ended September 30, 2001, respectively. The increased net loss for the three and nine-months ended September 30, 2002 from the corresponding periods in 2001 are primarily attributable to decreases in rental income and increases in property operating expenses.

Rental income totaled $339,558 and $1,060,860 for the three and nine-month periods ended September 30, 2002, respectively, compared to $365,812 and $1,083,546, respectively, for the corresponding periods in 2001. Occupancy at Fifth Avenue averaged approximately 94% and 95% for the three and nine-month periods ended September 30, 2002, respectively, compared to 98% and 96% for the three and nine-month periods ended September 30, 2001, respectively. The average rental income per occupied square foot at Fifth Avenue was $8.59 and $8.75 for the three and nine months ended September 30, 2002, respectively, compared to $8.85 and $8.92, respectively, for the corresponding periods in 2001. The decreases in the average rental income per occupied square foot in 2002 is primarily attributable to an increase in rental concessions.

S/M REAL ESTATE FUND VII, LTD.

Total expenses for the three and nine-month periods ended September 30, 2002 were $442,479 and $1,264,477, respectively, compared to $443,765 and $1,255,201, respectively, for the three and nine-month periods ended September 30, 2001. The increase for the nine months ended September 30, 2002 from the corresponding period in 2001 is primarily attributable to an increase in property operating expenses offset in part by a decrease in partnership administration costs.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three and nine-month periods ended September 30, 2002 were $198,058 and $553,107, respectively, compared to $202,055 and $532,798, respectively, for the three and nine-month periods ended September 30, 2001. The increase for the nine months ended September 30, 2002 from the corresponding period in 2001 is primarily attributable to higher utility costs and property insurance costs.

General and administrative expenses for the three and nine-month periods ended September 30, 2002 were $23,066 and $51,577, respectively, compared to $19,943 and $57,945, respectively, for the three and nine-month periods ended September 30, 2001. The increase for the three month period ended September 30, 2002 from the corresponding period in 2001 is primarily due to higher professional expenses. The decrease for the nine month period ended September 30, 2002 from the corresponding period in 2001 is primarily due to lower legal expenses and other professional expenses.

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


PART I, ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

In addition, we reviewed our internal controls, and there has been no significant changes in our internal controls or in other factors including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect those controls subsequent to the date of their last evaluation.

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

                           99.7 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           99.8 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           (b) Reports on Form 8-K - No reports on Form 8-K
                               were filed during the quarter ended
                               September 30, 2002.

S/M REAL ESTATE FUND VII, LTD.



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



                                            S/M REAL ESTATE FUND VII, LTD.

                                    BY:     SM7 APARTMENT INVESTORS INC.
                                            General Partner


Date:  November 12, 2002                    BY:     /s/ Richard E. Hoffmann
                                                    ---------------------------
                                            Name:   Richard E. Hoffmann
                                            Title:  Chief Executive Officer,
                                                    Director, President and
                                                    Treasurer


Date:  November 12, 2002                    BY:     /s/ Sandy Robison
                                                    ---------------------------
                                            Name:   Sandy Robison
                                            Title:  Chief Financial Officer,
                                                    Vice President,
                                                    Secretary and Controller

S/M REAL ESTATE FUND VII, LTD.



                                 CERTIFICATIONS


I, Richard E. Hoffmann, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of S/M Real Estate Fund VII, Ltd.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls;

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            S/M REAL ESTATE FUND VII, LTD.

                                    BY:     SM7 APARTMENT INVESTORS INC.
                                            General Partner


Date:  November 12, 2002                    BY:     /s/ Richard E. Hoffmann
                                                    ---------------------------
                                            Name:   Richard E. Hoffmann
                                            Title:  Chief Executive Officer,
                                                    Director, President and
                                                    Treasurer

S/M REAL ESTATE FUND VII, LTD.



                                 CERTIFICATIONS


I, Sandy Robison, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of S/M Real Estate Fund VII, Ltd.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls;

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            S/M REAL ESTATE FUND VII, LTD.

                                    BY:     SM7 APARTMENT INVESTORS INC.
                                            General Partner


Date:  November 12, 2002                    BY:     /s/ Sandy Robison
                                                    ---------------------------
                                            Name:   Sandy Robison
                                            Title:  Chief Financial Officer,
                                                    Vice President,
                                                    Secretary and Controller

S/M REAL ESTATE FUND VII, LTD.



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

S/M REAL ESTATE FUND VII, LTD.




                          INDEX TO EXHIBITS (continued)



Document
 Number           Description
--------          -----------
 99.7             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.8             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.