Form 10-K
period 2002-12-31
S/M REAL ESTATE FUND VII LTD/TX
filed 2003-03-28
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                             -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-11779
                                                 -------

                         S/M REAL ESTATE FUND VII, LTD.
              Exact name of registrant as specified in its charter


                 Texas                                    75-1845682
------------------------------------------            -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation of organization)                  Identification No.)

5520 LBJ Freeway, Suite 500, Dallas, Texas                   75240
------------------------------------------            -------------------
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes         No  X
                                 ----       ----

State aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable

Documents Incorporated by Reference: Prospectus dated June 10, 1983, contained in Amendment No. 3 to Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on June 10, 1983. (Parts I, II,III &
IV).

                                TABLE OF CONTENTS


                                                            PART I                                   PAGE

         Item 1.           Business                                                                    3

         Item 2.           Properties                                                                  4

         Item 3.           Legal Proceedings                                                           4

         Item 4.           Submission of Matters to a Vote of Security Holders                         5

                                                           PART II

         Item 5.           Market for the Partnership's Limited Partnership
                           Interests and Related Security Holder Matters                               5

         Item 6.           Selected Financial Data                                                     5

         Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                         6

         Item 7a.          Quantitative and Qualitative Disclosures about Market Risk                  8

         Item 8.           Financial Statements and Supplementary Data                                 9

         Item 9.           Changes in and Disagreements with Accountants
                           On Accounting and Financial Disclosure                                      9

                                                          PART III

         Item 10.          Directors and Executive Officers of the Partnership                         10

         Item 11.          Executive Compensation                                                      11

         Item 12.          Security Ownership of Certain Beneficial Owners
                           and Management and Related Security Holder Matters                          11

         Item 13.          Certain Relationships and Related Transactions                              12

         Item 14.          Controls and Procedures                                                     12

                                                           PART IV

         Item 15.          Exhibits, Financial Statement Schedules, and
                           Reports on Form 8-K                                                         13

         Signatures                                                                                    15

         Certifications                                                                                19

         Index to Exhibits                                                                             21

                                     PART I

ITEM 1.  BUSINESS

S/M Real Estate Fund VII, Ltd. (the "Partnership"), formerly Shearson-Murray Real Estate Fund VII, Ltd., was formed November 4, 1982 to acquire existing garden apartment complexes. The general partners of the Partnership are SM7 Apartment Investors Inc., a Texas corporation (formerly known as Shearson Apartment Investors XIV, Inc.) ("SM7"), Murray Realty Investors VII, Inc., a Texas corporation ("Murray"), and Crozier Partners VII, Ltd., a Texas limited partnership ("Crozier"). SM7, Murray and Crozier are hereinafter referred to collectively as the "General Partners." See Item 10. "Directors and Executive Officers of the Partnership."

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

In order to improve the financial condition of the Partnership and provide much needed funds for exterior improvements on Fifth Avenue, on December 3, 1998, the General Partners of the Partnership refinanced the mortgage note payable on Fifth Avenue. In accordance with the terms of the Loan Agreement executed in connection with the refinancing (the "Agreement"), the principal balance of the original mortgage totaling $6,400,000 is due January 1, 2009 and bears interest at a fixed rate of 7.16%. The previous first and second mortgages had a combined balance of $6,259,810 at an average interest rate of 8.97%. See more details of the Agreement in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K and Note 6 "Mortgage Notes Payable" of the Notes to the Financial Statements contained herein.

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

Fifth Avenue directly competes with the following similar five apartment complexes in San Antonio:

                  Number of          Percent Occupied at
Property            Units*           December 15, 2002*
--------          ---------          -------------------

   1                 185                     95%
   2                 192                     95%
   3                 200                     96%
   4                 248                     95%
   5                 265                     97%

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

ITEM 2.  PROPERTIES

As of December 31, 2002, the Partnership owned Fifth Avenue Apartments, a 198-unit apartment complex located in San Antonio, Texas and situated on approximately 8.45 acres with 169,270 square feet of net leaseable space. Occupancy at Fifth Avenue Apartments averaged 94% and 95% for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, Fifth Avenue Apartments was 94% and 92% occupied, respectively.

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


                                     PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

A public market for the Partnership's Limited Partnership Interests does not exist and is not likely to develop. Consequently, a Limited Partner may not be able to liquidate its investment in the event of emergency or for any other reason, and Interests may not be readily accepted as collateral for a loan. Furthermore, the transfer of Interests is subject to certain limitations, including approval of the General Partners. At December 31, 2002, there were 954 Limited Partners of record, owning an aggregate of 11,080 Interests.

There have been no cash distributions to the Limited Partners since the inception of the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA
(dollars in thousands except per Interest data)


For the years ended December 31,      2002           2001            2000          1999           1998
--------------------------------    ---------      ---------      ---------      ---------      ---------

Gross Income                        $   1,408      $   1,463      $   1,398      $   1,371      $   1,361

Loss Before
Extraordinary Items                      (300)          (206)          (256)          (263)          (496)

Net Loss                                 (300)          (206)          (256)          (263)          (429)

Net Loss per Limited
Partnership Interest (1)               (26.83)        (18.44)        (22.88)        (23.48)        (38.31)

Total Assets
at Year-End                             2,287          2,646          2,918          3,257          3,585

Total Mortgage Notes Payable
at Year-End                             6,149          6,219          6,284          6,343          6,400


(1) Based on the Units outstanding during the year and net loss allocated to the Limited Partners.

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

Under the terms of the Loan Agreement with General Electric Capital Corporation (the "Lender"), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 commencing on February 1, 1999 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the Loan Agreement, the Partnership is required to make monthly contributions of $3,905 which are held by the Lender pending application for the completion of certain required repairs to the Fifth Avenue property. At December 31, 2002, the balance in this replacement reserve account was $24,156.

Cash and cash equivalents totaled $259,663 at December 31, 2002, compared to $216,234 at December 31, 2001. The $43,429 increase is primarily attributable to cash provided by the release of funds from the replacement reserve account and cash provided by operations offset by debt service payments and payments made to the replacement reserve account.

Cash held in escrow increased to $82,565 at December 31, 2002, from $53,049 at December 31, 2001. The $29,516 increase is primarily attributable to contributions to the insurance and real estate tax escrow, as required in the Loan Agreement, offset in part by increases in real estate taxes and property insurance.

Restricted cash replacement reserve decreased to $24,156, at December 31, 2002, from $106,371 at December 31, 2001. The $82,215 decrease is attributable to the release of $129,622 of funds from the replacement reserve account offset in part by monthly contributions to the replacements reserve account.

Other assets totaled $89,380 at December 31, 2002, compared to $57,859 at December 31, 2001. The $31,521 increase in other assets is primarily attributable to payment of a retainer for legal services anticipated to be provided in 2003.

Accounts payable totaled $61,759 at December 31, 2002, compared to $54,135 at December 31, 2001. The increase is primarily attributable to the timing of payments associated with repairs and maintenance for apartment preparation.

Accrued expenses and other liabilities totaled $43,405 at December 31, 2002, compared to $39,991 at December 31, 2001. The change is primarily attributable to the timing of payments for partnership administrative costs.

The Partnership's General Partners currently expect funds from operations to be sufficient to pay all obligations for 2003, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

Results of Operations

2002 Compared With 2001

Operations resulted in net losses of $300,276 for the year ended December 31, 2002, and $206,394 for the year ended December 31, 2001. The increased net loss from 2001 to 2002 is primarily attributable to a decrease in rental income and an increase in property operating expenses.

Rental income at Fifth Avenue totaled $1,402,338 for the year ended December 31, 2002, compared to $1,448,295 for the year ended December 31, 2001. Occupancy at Fifth Avenue averaged approximately 94% during 2002 and 95% during 2001. The average rental income per occupied square foot at Fifth Avenue was $8.77 in 2002, compared to $9.00 in 2001. At December 31, 2002, Fifth Avenue was 94% occupied. The decrease in the average rental income per occupied square foot in 2002 is primarily attributable to increases in vacancy and rental concessions being offered.

Total expenses for the year ended December 31, 2002 were $1,708,640 compared to $1,669,167 for the year ended December 31, 2001. The increase is primarily attributable to an increase in property operating expenses.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the year ended December 31, 2002 were $754,234, compared to $707,917 for the year ended December 31, 2001. The increase in property operating expenses is primarily attributable to increases in repairs and maintenance for apartment preparation, utility costs, and property insurance costs.

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

General

The effect of inflation on the results of operations for the years ended December 31, 2002, 2001 and 2000 was not significant.

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

Valuation of Real Estate - Real estate investments have been accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of which has been superceded by SFAS 144 effective January 1, 2002 (see below). At December 31, 2002, the Partnership's property was classified as held for use. Accordingly, management reviews for impairment whenever events or circumstances indicate that the carrying value of the real estate investment may not be fully recoverable. The review of recoverability is based on the undiscounted cash flows, excluding interest charges, that are expected to result from the real estate investment's use and eventual disposition. Impairment is determined if the expected future cash flows do not recover the value of the real estate. In such an instance, an impairment loss is recorded to the extent that the carrying value of the real estate investment exceeds the estimated fair value.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 had no effect on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." The main provisions of this statement address the classification of debt extinguishments and accounting for certain lease transactions. Upon adoption, early extinguishments will not continue to qualify for extraordinary item treatment and the Partnership does not anticipate that the adoption of SFAS No. 145 will have a material impact on the Partnership's financial position, net earnings or cash flow.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The main provisions of this statement address the recognition of liabilities associated with an exit or disposal activity. Implementation of this statement is expected to have no impact on the financial statements of the Partnership.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of this Interpretation are applicable to guarantees issued or modified after December 31, 2002. Implementation of these provisions of this statement is expected to have no effect on the Partnership's financial position or results of operations. The disclosure requirements in this Interpretation are effective for interim and annual periods ending after December 15, 2002. The Partnership has no additional items to disclose in connection with this Interpretation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure relates to changes in interest rates related to its long-term debt. To limit the impact of interest rate changes, the Partnership has entered into fixed rate debt of 7.16% that expires in 2009. As a result, the Partnership's only interest rate risk is the opportunity loss should interest rates decline which did occur during 2002. The following table summarizes the expected maturities of the Partnership's long-term debt. Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of long-term debt is $6,382,000 at December 31, 2002. As of December 31, 2002, the long-term debt carrying value approximated fair value.

Year ending December 31,
                   2003                     $    75,444
                   2004                          81,107
                   2005                          87,195
                   2006                          93,740
                   2007                         100,776
                   Thereafter                 5,710,243
                                            -----------
                                            $ 6,148,505
                                            ===========

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this report:


                                                                                                   Page
                                                                                                  Number
                                                                                                  ------

Independent Auditors' Report ..................................................................     F-1

Balance Sheets - At December 31, 2002 and 2001 ................................................     F-2

Statements of Partners' Deficit - For the years ended December 31, 2002, 2001 and 2000 ........     F-2

Statements of Operations - For the years ended December 31, 2002, 2001 and 2000 ...............     F-3

Statements of Cash Flows - For the years ended December 31, 2002, 2001 and 2000 ...............     F-4

Notes to the Financial Statements .............................................................     F-5

Schedule III - Real Estate and Accumulated Depreciation .......................................     F-10


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Murray Realty Investors VII, Inc., a Texas corporation, SM7 Apartment Investors Inc., a Texas corporation ("SM7"), and Crozier Partners VII, Ltd., a Texas limited partnership, are the General Partners of the Partnership. On June 16, 1998, DA Group Holdings, Inc., a Delaware corporation and the parent company of SM7 ("DA"), and Anterra Property Investors VIII, Inc., a Texas corporation ("Anterra"), entered into a Stock Purchase Agreement. Pursuant to this Stock Purchase Agreement, Anterra purchased from DA all of the issued and outstanding shares of common stock, $1.00 par value per share, of SM7. Anterra is an affiliate of Anterra Property Investors VII, Inc. which is the general partner of Crozier Partners VII, Ltd. The following is a summary of certain information concerning the directors and executive officers of Anterra Property Investors VII, Inc., Murray Realty Investors VII, Inc. and SM7 Apartment Investors Inc., as of December 31, 2002.

Anterra Property Investors VII, Inc., general partner of Crozier Partners VII, Ltd.

Richard E. Hoffmann, 48, President, Treasurer and Director. For more than five years prior to July 15, 1990, Mr. Hoffmann was a Vice President and Treasurer of Murray Properties Company and various other affiliated companies. He resigned his position with substantially all Murray Properties Company affiliates on July 15, 1990. Mr. Hoffmann was elected Senior Vice President, Treasurer and a Director of Anterra Realty Corporation in June of 1990, and was elected President of Anterra Realty Corporation in July of 1994. He is President, Treasurer and a Director of all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Mr. Hoffmann received a Master of Business Administration degree from the University of Texas at Austin in 1979 and a B.S. from Tulane University in 1977.

Lynn D. Maynard, 50, Executive Vice President and Director. For more than five years prior to December 26, 1989, Ms. Maynard was an officer of Murray Properties Company and various other affiliated companies. She was elected Vice President of Murray Properties Company and Murray Realty Investors, Inc. in December of 1986. Ms. Maynard resigned her positions with substantially all Murray Properties Company affiliates on December 26, 1989. Ms. Maynard was elected Senior Vice President and a Director of Anterra Realty Corporation in November 1989, and is Executive Vice President and a Director of all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Ms. Maynard received a Bachelor of Science Degree in Accounting from the University of Texas at Dallas.

Sandy Robison, 47, Vice President and Secretary. Ms. Robison joined Anterra Realty Corporation's predecessor company in 1983 and has served in all areas of the Accounting Department, including the positions of Staff Accountant, Systems Manager and Assistant Controller. Ms. Robison became Secretary of Anterra Realty Corporation in December 1997 and became Vice President and Controller of Anterra Realty Corporation in December 1998. She is Vice President, Secretary and Controller of Anterra Realty Corporation and all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Ms. Robison received a Bachelor of Science Degree in Finance from the University of Texas at Dallas.

Murray Realty Investors VII, Inc., Corporate General Partner

Fulton Murray, 62, President, Chairman of the Board and Director. Mr. Murray has been Chairman of the Board and Chief Executive Officer of Murray Properties Company and Murray Financial Corporation for more than five years prior to the date of this report. In addition, he is a director or officer of substantially all affiliates of Murray Properties Company. His family, or trusts for their benefit, own approximately 64% of the outstanding stock of Murray Financial Corporation, which is the parent corporation of Murray Properties Company and most of its affiliates, including Murray Realty Investors VII, Inc. He holds a Bachelor of Business Administration degree in Finance from Southern Methodist University.

SM7 Apartment Investors Inc., Corporate General Partner

Richard E. Hoffmann, 48, President, Treasurer and Director. For more than five years prior to July 15, 1990, Mr. Hoffmann was a Vice President and Treasurer of Murray Properties Company and various other affiliated companies. He resigned his position with substantially all Murray Properties Company affiliates on July 15, 1990. Mr. Hoffmann was elected Senior Vice President, Treasurer and a Director of Anterra Realty Corporation in June of 1990, and was elected President of Anterra Realty Corporation in July of 1994. He is President, Treasurer and a Director of all other subsidiary corporations of Anterra Realty Corporation, including SM7 Apartment Investors Inc. Mr. Hoffmann received a Master of Business Administration degree from the University of Texas at Austin in 1979 and a B.S. from Tulane University in 1977.

Lynn D. Maynard, 50, Executive Vice President and Director. For more than five years prior to December 26, 1989, Ms. Maynard was an officer of Murray Properties Company and various other affiliated companies. She was elected Vice President of Murray Properties Company and Murray Realty Investors, Inc. in December of 1986. Ms. Maynard resigned her positions with substantially all Murray Properties Company affiliates on December 26, 1989. Ms. Maynard was elected Senior Vice President and a Director of Anterra Realty Corporation in November 1989, and is Executive Vice President and a Director of all other subsidiary corporations of Anterra Realty Corporation, including SM7 Apartment Investors Inc. Ms. Maynard received a Bachelor of Science Degree in Accounting from the University of Texas at Dallas.

Sandy Robison, 47, Vice President and Secretary. Ms. Robison joined Anterra Realty Corporation's predecessor company in 1983 and has served in all areas of the Accounting Department, including the positions of Staff Accountant, Systems Manager and Assistant Controller. Ms. Robison became Secretary of Anterra Realty Corporation in December 1997 and became Vice President and Controller of Anterra Realty Corporation in December 1998. She is Vice President, Secretary and Controller of Anterra Realty Corporation and all other subsidiary corporations of Anterra Realty Corporation, including SM7 Apartment Investors Inc. Ms. Robison received a Bachelor of Science Degree in Finance from the University of Texas at Dallas.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has not paid and does not propose to pay any cash compensation, bonuses or deferred compensation, compensation pursuant to retirement or other plans, or other compensation to the officers, directors, or partners of the General Partners. The General Partners and their affiliates receive various fees and distributions. See Item 13. "Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their affiliates during the year ended December 31, 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

     (a) Beneficial owners of 5% or more of Registrant's Securities

                                                                       Amount and
                                                                       Nature of
                                                                       Beneficial                Percent
         Title of Class                 Beneficial Owner               Ownership                 of Class
         --------------------           ------------------------       -------------------       --------
         Limited Partnership            Naomi Ruth                     600                         5.4%
         Interest, $1,000               Wilden Trust                   (owned beneficially
         per Interest                   221 N Central Ave,  #299          and of record)
                                        Medford, OR 97501-5927

     (b) No General Partner or any officer or director of a General Partner beneficially owned or owned of record directly or indirectly any Interests as of December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) During the years ended December 31, 2002, 2001 and 2000, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property and construction management fees, in the amounts of $11,641, $11,681 and $11,050, respectively.

         On January 1, 1990, Murray Management Corporation retained Anterra Management Corporation, an affiliate of the general partners, to provide certain administrative and management services with respect to the Partnership and its Properties. Anterra Management Corporation is a real estate related service company formed by former executive officers of Murray Properties Company and its affiliates, and earned property and construction management fees of $56,205, $57,867 and $61,528 for the years ended December 31, 2002, 2001 and 2000, respectively.

     (b) None.

     (c) No management person is indebted to the Partnership.

     (d) Not applicable.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

     In addition, we reviewed our internal controls, and there has been no significant changes in our internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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


                                       S/M REAL ESTATE FUND VII, LTD.

                                       BY:  SM7 APARTMENT INVESTORS INC.
                                            A General Partner





Date:  March 28, 2003
                                       BY:  /s/ Richard E. Hoffmann
                                       --------------------------------------
                                            Richard E. Hoffmann
                                            Chief Executive Officer,
                                            Director, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following members of the Board of Directors and officers of SM7 Apartment Investors Inc., a corporate general partner of the Registrant, on behalf of the Registrant in the capacities and on the dates indicated.






Date:  March 28, 2003
                                  BY: /s/ Richard E. Hoffmann
                                  --------------------------------------------
                                      Richard E. Hoffmann
                                      Chief Executive Officer, President,
                                      Director and Treasurer



Date:  March 28, 2003
                                  BY: /s/ Lynn D. Maynard
                                  --------------------------------------------
                                      Lynn D. Maynard
                                      Executive Vice President and Director



Date:  March 28, 2003
                                  BY: /s/ Sandy Robison
                                  --------------------------------------------
                                      Chief Financial Officer, Vice President,
                                      Secretary and Controller

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



                             BY:  CROZIER PARTNERS VII, LTD.
                                  A general partner

                             BY:  ANTERRA PROPERTY INVESTORS VII, INC.,
                                  General Partner of Crozier Partners VII, Ltd.





Date:  March 28, 2003
                             BY:  /s/ Richard E. Hoffmann
                             ---------------------------------------------
                                  Richard E. Hoffmann
                                  President, Director and Treasurer



Date:  March 28, 2003
                             BY:  /s/ Lynn D. Maynard
                             ---------------------------------------------
                                  Lynn D. Maynard
                                  Executive Vice President and Director

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



                             MURRAY REALTY INVESTORS VII, INC.
                             A General Partner





Date:  March 28, 2003
                             BY: /s/ Fulton Murray
                             -------------------------------------------------
                                 Fulton Murray
                                 President, Chairman of the Board and Director

                                 CERTIFICATIONS

I, Richard E. Hoffmann, certify that:

   1. I have reviewed this annual report on Form 10-K of S/M Real Estate Fund VII, Ltd.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

   6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003           BY:      /s/ Richard E. Hoffmann
                                ----------------------------------------
                                Name:   Richard E. Hoffmann
                                Title:  Chief Executive Officer, Director,
                                        President and Treasurer of
                                        SM7 Apartment Investors Inc.,
                                        a general partner

                                 CERTIFICATIONS

I, Sandy Robison, certify that:

   1. I have reviewed this annual report on Form 10-K of S/M Real Estate Fund VII, Ltd.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

   6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003      BY: /s/ Sandy Robison
                           ---------------------------------------------------
                           Name:   Sandy Robison
                           Title:  Chief Financial Officer,
                                   Vice President, Secretary and
                                   Controller of SM7 Apartment Investors Inc.,
                                   a general partner

                                INDEX TO EXHIBITS


   Document
    Number        Description


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

   Document
    Number        Description


     99.7 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.8 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------
                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------



The Partners
S/M Real Estate Fund VII, Ltd.:

We have audited the financial statements of S/M Real Estate Fund VII, Ltd. (a Texas Limited Partnership), as listed in the accompanying index at Item 8. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S/M Real Estate Fund VII, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                   KPMG LLP

Dallas, Texas
February 14, 2003

S/M REAL ESTATE FUND VII, LTD.

BALANCE SHEETS

                                                             AT DECEMBER 31,       AT DECEMBER 31,
                                                                  2002                  2001
                                                            ----------------      ----------------

ASSETS
Real estate, at cost:
   Land                                                     $        962,216      $        962,216
   Buildings and improvements                                      7,963,821             7,971,336
                                                            ----------------      ----------------
                                                                   8,926,037             8,933,552
   Less accumulated depreciation                                  (7,104,900)           (6,724,462)
                                                            ----------------      ----------------
                                                                   1,821,137             2,209,090

Cash and cash equivalents                                            259,663               216,234
Cash held in escrow                                                   82,565                53,049
Restricted cash - replacement reserve                                 24,156               106,371
Accounts receivable                                                   10,133                 3,846
Other assets, net                                                     89,380                57,859
                                                            ----------------      ----------------
     TOTAL ASSETS                                           $      2,287,034      $      2,646,449
                                                            ================      ================

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                              $      6,148,505      $      6,218,682
   Accounts payable:
     Trade                                                            21,094                13,470
     Affiliates                                                       40,665                40,665
   Accrued expenses and other liabilities                             43,405                39,991
                                                            ----------------      ----------------
     Total Liabilities                                             6,253,669             6,312,808
                                                            ----------------      ----------------
Partners' Deficit:
   General Partners                                                 (126,278)             (123,275)
   Limited Partners (11,080 units outstanding)                    (3,840,357)           (3,543,084)
                                                            ----------------      ----------------
     Total Partners' Deficit                                      (3,966,635)           (3,666,359)
                                                            ----------------      ----------------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT                $      2,287,034      $      2,646,449
                                                            ================      ================


STATEMENTS OF PARTNERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                      GENERAL               LIMITED
                                                      PARTNERS              PARTNERS               TOTAL
                                                  ----------------      ----------------      ----------------
BALANCE AT DECEMBER 31, 1999                      $       (118,651)     $     (3,085,277)     $     (3,203,928)
Net Loss                                                    (2,560)             (253,477)             (256,037)
                                                  ----------------      ----------------      ----------------
BALANCE AT DECEMBER 31, 2000                      $       (121,211)     $     (3,338,754)     $     (3,459,965)
Net Loss                                                    (2,064)             (204,330)             (206,394)
                                                  ----------------      ----------------      ----------------
BALANCE AT DECEMBER 31, 2001                      $       (123,275)     $     (3,543,084)     $     (3,666,359)
Net Loss                                                    (3,003)             (297,273)             (300,276)
                                                  ----------------      ----------------      ----------------
BALANCE AT DECEMBER 31, 2002                      $       (126,278)     $     (3,840,357)     $     (3,966,635)
                                                  ================      ================      ================


See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,                       2002                2001                2000
                                                  --------------      --------------      --------------
INCOME
Rental                                            $    1,402,338      $    1,448,295      $    1,380,401
Interest and other                                         6,026              14,478              17,956
                                                  --------------      --------------      --------------
     Total Income                                      1,408,364           1,462,773           1,398,357
                                                  --------------      --------------      --------------

EXPENSES
Property operating                                       754,234             707,917             704,176
Interest                                                 449,054             453,954             459,758
Depreciation and amortization                            430,279             432,138             426,124
General and administrative                                75,073              75,158              64,336
                                                  --------------      --------------      --------------
     Total Expenses                                    1,708,640           1,669,167           1,654,394
                                                  --------------      --------------      --------------
NET LOSS                                          $     (300,276)     $     (206,394)     $     (256,037)
                                                  ==============      ==============      ==============

NET LOSS ALLOCATED:
   To the General Partners                        $       (3,003)     $       (2,064)     $       (2,560)
   To the Limited Partners                              (297,273)           (204,330)           (253,477)
                                                  --------------      --------------      --------------
                                                  $     (300,276)     $     (206,394)     $     (256,037)
                                                  ==============      ==============      ==============
NET LOSS PER LIMITED PARTNERSHIP UNIT
(11,080 UNITS OUTSTANDING)                        $       (26.83)     $       (18.44)     $       (22.88)
                                                  ==============      ==============      ==============

See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,                                                   2002              2001               2000
                                                                              --------------    --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                      $     (300,276)   $     (206,394)   $     (256,037)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization                                                     430,279           432,138           426,124
   Loss on retirement of assets                                                           --                --            28,602
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
     Cash held in escrow                                                             (29,516)            7,821            (6,505)
     Accounts receivable                                                              (6,287)            1,605              (354)
     Other assets                                                                    (37,634)           (2,151)            1,782
     Accounts payable                                                                  7,624             6,570           (22,811)
     Accrued expenses and other liabilities                                            3,414            (6,626)             (243)
                                                                              --------------    --------------    --------------
Net cash provided by operating activities                                             67,604           232,963           170,558
                                                                              --------------    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash - replacement reserve                          82,215           (50,750)          (16,207)
Additions to real estate                                                             (36,213)          (37,308)         (162,111)
                                                                              --------------    --------------    --------------
Net cash provided by (used in) investing activities                                   46,002           (88,058)         (178,318)
                                                                              --------------    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES - Payments of
   principal on first mortgage note payable                                          (70,177)          (65,277)          (59,474)
                                                                              --------------    --------------    --------------
Net increase (decrease) in cash and cash equivalents                                  43,429            79,628           (67,234)
Cash and cash equivalents, beginning of year                                         216,234           136,606           203,840
                                                                              --------------    --------------    --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $      259,663    $      216,234    $      136,606
                                                                              ==============    ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                        $      449,054    $      453,954    $      459,758
                                                                              ==============    ==============    ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building improvements                          $       43,728    $       10,123    $       18,567
                                                                              ==============    ==============    ==============



See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.


NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001, AND 2000

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

2.       LIQUIDITY

The General Partners currently expect funds from operations to pay all obligations for 2003, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

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

IMPAIRMENT OF LONG-LIVED ASSETS The Partnership property is classified as held for use. The Partnership assesses its real estate investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. Recoverability of real estate to be held and used is measured by a comparison of the carrying amount of the real estate to future net cash flows (undiscounted and without interest) expected to be generated by the real estate. If the real estate is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the real estate exceeds the fair value of the real estate.

NEW ACCOUNTING PRONOUNCEMENTS In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 had no effect on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." The main provisions of this statement address the classification of debt extinguishments and accounting for certain lease transactions. Upon adoption, early extinguishments will not continue to qualify for extraordinary item

S/M REAL ESTATE FUND VII, LTD.


treatment and the Partnership does not anticipate that the adoption of SFAS No. 145 will have a material impact the Partnership's financial position, net earnings or cash flow.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The main provisions of this statement address the recognition of liabilities associated with an exit or disposal activity. Implementation of this statement is expected to have no impact on the financial statements of the Partnership.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of this Interpretation are applicable to guarantees issued or modified after December 31, 2002. Implementation of these provisions of this statement is expected to have no effect on the Partnership's financial position or results of operations. The disclosure requirements in this Interpretation are effective for interim and annual periods ending after December 15, 2002. The Partnership has no additional items to disclose in connection with this Interpretation.

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

INCOME TAXES The Partnership distributes all profits, losses and other taxable items to the individual partners. No income taxes are reflected in the financial statements of the Partnership since such taxes are the responsibility of the partners rather than the Partnership.

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

S/M REAL ESTATE FUND VII, LTD.


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

5.       REAL ESTATE INVESTMENTS

On July 29, 1983, the Partnership acquired Fifth Avenue Apartments ("Fifth Avenue"), a 198-unit apartment complex located in San Antonio, Texas. As of December 31, 2002 and 2001, Fifth Avenue was 94% and 92% occupied, respectively.

6.       MORTGAGE NOTES PAYABLE

Under the terms of the Partnership's loan agreement with General Electric Capital Corporation (the "Loan Agreement"), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Interest accrues at an annual fixed interest rate of 7.16%. Under the terms of the Loan Agreement, the Partnership is required to make monthly contributions of $3,905 which are held by the lender pending application for the completion of certain required repairs to the Fifth Avenue property. At December 31, 2002, the balance in this replacement reserve account was $24,156.

The following represents principal payments required under the Loan Agreement subsequent to December 31, 2002:

Year ending December 31,
                  2003             $    75,444
                  2004                  81,107
                  2005                  87,195
                  2006                  93,740
                  2007                 100,776
                  2008                 108,340
                  2009               5,601,903
                                   -----------
                                   $ 6,148,505
                                   ===========

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of long-term debt is $6,382,000 at December 31, 2002. As of December 31, 2001, the long-term debt carrying value approximated fair value.

7.       TRANSACTIONS WITH RELATED PARTIES

During the years ended December 31, 2002, 2001 and 2000, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property and construction management fees, in the amounts of $11,641, $11,681 and $11,050, respectively.

On January 1, 1990, Murray Management Corporation subcontracted Anterra Management Corporation to provide certain administrative and management services with respect to the Partnership. Anterra Management Corporation is a real estate management company and an affiliate of the general partners, and earned property and construction management fees of $56,205, $57,867 and $61,528 for the years ended December 31, 2002, 2001 and 2000, respectively.

S/M REAL ESTATE FUND VII, LTD.

8.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows (dollars in thousands, except per Interest data):


QUARTER ENDED                                                  03/31           06/30          09/30           12/31
                                                            ----------      ----------      ----------      ----------
2002

Total Income                                                $      357      $      366      $      342      $      343

Net Loss                                                           (56)            (49)            (94)           (101)

Net Loss per Limited Partnership Interest                        (5.04)          (4.38)          (8.38)          (9.02)

Previously presented in the Partnership's Quarterly Report on Form 10-Q for the three months ended September 30, 2002 were a Net Loss of $100,825 and a Net Loss per Limited Partnership Interest of $9.01. These amounts for the three months ended September 30, 2002 have been restated above (dollars in thousands, except per Interest data).

2001

Total Income                                                $      366      $      360      $      370      $      367

Net Loss                                                           (44)            (42)            (74)            (46)

Net Loss per Limited Partnership Interest                        (3.91)          (3.78)          (6.59)          (4.16)

9. RECONCILIATION OF FINANCIAL STATEMENT NET LOSS AND PARTNERS' DEFICIT TO FEDERAL INCOME TAX BASIS NET INCOME AND PARTNERS' DEFICIT

The following is a reconciliation of the net loss for financial statement purposes to federal income tax basis net income for the years ended December 31, 2002, 2001 and 2000:


                                                                            2002                2001                2000
                                                                       --------------      --------------      --------------

Net loss for financial statements purposes                             $     (300,276)     $     (206,394)     $     (256,037)

Financial statement depreciation over tax
         basis depreciation                                                   370,684             381,787             352,422

Federal income tax basis loss on retirement of assets over
         financial statement loss on retirement of assets                     (10,927)             (5,311)            (21,430)

Other                                                                           2,862              (2,652)              1,486
                                                                       --------------      --------------      --------------
Federal income tax basis net loss under financial
         statement net loss                                                   362,619             373,824             332,478
                                                                       --------------      --------------      --------------
Federal income tax basis net income                                    $       62,343      $      167,430      $       76,441
                                                                       ==============      ==============      ==============

S/M REAL ESTATE FUND VII, LTD.


Reconciliation of financial statement partners' deficit to federal income tax basis partners' deficit for the years ended December 31, 2002, 2001 and 2000:

                                                                 2002                2001                2000
                                                            --------------      --------------      --------------

Financial statement basis partners' deficit                 $   (3,966,635)     $   (3,666,359)     $   (3,459,965)

Current year federal income tax basis net loss
         under  financial statement net loss                       362,619             373,824             332,478

Cumulative federal income tax basis net loss
         over financial statement net loss                        (558,996)           (932,820)         (1,265,298)
                                                            --------------      --------------      --------------
Federal income tax basis partners' deficit                  $   (4,163,012)     $   (4,225,355)     $   (4,392,785)
                                                            ==============      ==============      ==============


Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

S/M REAL ESTATE FUND VII, LTD.


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002


                                         FIFTH AVENUE
OFFICE BUILDINGS:                         APARTMENTS
                                       ----------------

Location                                San Antonio, TX

Date of construction                               1982
Acquisition date                                   1983
Life on which depreciation in
latest income statements
is computed                                3 - 21 years
Encumbrances                           $      6,148,505
Initial cost to Partnership (1):
     Land                                       962,216
     Building and
     improvements                             7,512,710
Costs capitalized
subsequent to acquisition:
     Land, buildings
     and improvements                           669,296
Retirements                                    (218,185)
Gross amount at which
carried at close of period (2):
     Land                              $        962,216
     Building and
     improvements                             7,963,821
                                       ----------------
                                       $      8,926,037
                                       ================

Accumulated depreciation               $      7,104,900
                                       ================

(1) The initial cost to the Partnership represents the original purchase price of the property.

(2) The aggregate cost of real estate at December 31, 2002 and 2001 and 2000, for Federal income tax purposes is $9,134,988, $9,142,503 and $9,115,315, respectively.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 2002, 2001, and 2000 follows:

                                             2002                2001                2000
                                        --------------      --------------      --------------

REAL ESTATE INVESTMENTS:
Beginning of year                       $    8,933,552      $    8,906,367      $    8,825,917
Additions                                       36,213              37,308             162,111
Retirements                                    (43,728)            (10,123)            (81,661)
                                        --------------      --------------      --------------
End of year                             $    8,926,037      $    8,933,552      $    8,906,367
                                        ==============      ==============      ==============

ACCUMULATED DEPRECIATION:
Beginning of year                       $    6,724,462      $    6,308,560      $    5,941,608
Depreciation expense                           424,166             426,025             420,011
Retirements                                    (43,728)            (10,123)            (53,059)
                                        --------------      --------------      --------------
End of year                             $    7,104,900      $    6,724,462      $    6,308,560
                                        ==============      ==============      ==============