Form 10-Q
period 2003-03-31
S/M REAL ESTATE FUND VII LTD/TX
filed 2003-05-12
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

S/M REAL ESTATE FUND VII LTD.

BALANCE SHEETS                                       AT MARCH 31,      AT DECEMBER 31,
                                                         2003               2002
                                                     (UNAUDITED)
                                                     ------------      ---------------
ASSETS
Real estate, at cost:
   Land                                              $   962,216        $   962,216
   Building and improvements                           7,935,952          7,963,821
                                                     -----------        -----------
                                                       8,898,168          8,926,037
   Less accumulated depreciation                      (7,169,300)        (7,104,900)
                                                     -----------        -----------
                                                       1,728,868          1,821,137

Cash and cash equivalents                                213,316            259,663
Cash held in escrow                                      152,972             82,565
Restricted cash - replacement reserve                     11,944             24,156
Accounts receivable                                       10,688             10,133
Other assets, net                                         75,779             89,380
                                                     -----------        -----------
     TOTAL ASSETS                                    $ 2,193,567        $ 2,287,034
                                                     ===========        ===========
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                       $ 6,128,636        $ 6,148,505
   Accounts payable:
     Trade                                                21,406             21,094
     Affiliates                                           40,665             40,665
   Accrued expenses and other liabilities                 94,061             43,405
                                                     -----------        -----------
     Total Liabilities                                 6,284,768          6,253,669
                                                     -----------        -----------
Partners' Deficit:
   General Partners                                     (127,524)          (126,278)
   Limited Partners (11,080 units outstanding)        (3,963,677)        (3,840,357)
                                                     -----------        -----------
     Total Partners' Deficit                          (4,091,201)        (3,966,635)
                                                     -----------        -----------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT         $ 2,193,567        $ 2,287,034
                                                     ===========        ===========


STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)

                                               GENERAL            LIMITED
FOR THE THREE MONTHS ENDED MARCH 31, 2003     PARTNERS           PARTNERS             TOTAL
                                             -----------        -----------        -----------
BALANCE AT DECEMBER 31, 2002                 $  (126,278)       $(3,840,357)       $(3,966,635)
Net loss                                          (1,246)          (123,320)          (124,566)
                                             -----------        -----------        -----------
BALANCE AT MARCH 31, 2003                    $  (127,524)       $(3,963,677)       $(4,091,201)
                                             ===========        ===========        ===========


See accompanying notes to the financial statements.                            2

S/M REAL ESTATE FUND VII LTD.


STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,          2003             2002
                                           ---------        ---------
INCOME
Rental                                     $ 343,997        $ 355,777
Interest and other                             1,140            1,577
                                           ---------        ---------
     Total Income                            345,137          357,354
                                           ---------        ---------
EXPENSES
Property operating                           202,586          181,259
Interest                                     109,939          111,203
Depreciation and amortization                106,589          108,161
General and administrative                    50,589           13,167
                                           ---------        ---------
     Total Expenses                          469,703          413,790
                                           ---------        ---------
     NET LOSS                              $(124,566)       $ (56,436)
                                           =========        =========
NET LOSS ALLOCATED:
   To the General Partners                 $  (1,246)       $    (564)
   To the Limited Partners                  (123,320)         (55,872)
                                           ---------        ---------
                                           $(124,566)       $ (56,436)
                                           =========        =========
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)                       $  (11.13)       $   (5.04)
                                           =========        =========


See accompanying notes to the financial statements.                            3

S/M REAL ESTATE FUND VII LTD.


STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,                                  2003             2002
                                                                   ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(124,566)       $ (56,436)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
   Depreciation and amortization                                     106,589          108,161
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
     Cash held in escrow                                             (70,407)         (72,630)
     Accounts receivable                                                (555)          (3,033)
     Other assets                                                     12,073            7,711
     Accounts payable                                                    312              297
     Accrued expenses and other liabilities                           50,656           37,249
                                                                   ---------        ---------
Net cash (used in) provided by operating activities                  (25,898)          21,319
                                                                   ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash - replacement reserve                     12,212           93,831
Additions to real estate                                             (12,792)         (13,765)
                                                                   ---------        ---------
Net cash (used in) provided by investing activities                     (580)          80,066
                                                                   ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES - Payments of principal
   on first mortgage note payable                                    (19,869)         (18,605)
                                                                   ---------        ---------
Net (decrease) increase in cash and cash equivalents                 (46,347)          82,780
Cash and cash equivalents, beginning of period                       259,663          216,234
                                                                   ---------        ---------
Cash and cash equivalents, end of period                           $ 213,316        $ 299,014
                                                                   =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                           $ 109,939        $ 111,203
                                                                   =========        =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building and improvements           $  40,661        $  43,728
                                                                   =========        =========


See accompanying notes to the financial statements.                            4

S/M REAL ESTATE FUND VII, LTD.

NOTES TO THE FINANCIAL STATEMENTS

The quarterly unaudited financial statements for S/M Real Estate Fund VII, Ltd. (the "Partnership") include all normal and recurring adjustments which are, in the opinion of the general partners, necessary to present a fair statement of financial position as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, the change in partners' deficit for the three months ended March 31, 2003, and the cash flows for the three months ended March 31, 2003 and 2002. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 2002, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

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

During the three months ended March 31, 2003 and 2002, the general partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property management fees, in the amounts of $3,025 and $2,820, respectively. Property management fees earned by an affiliate of the Partnership's general partners were $14,002 and $14,256 for the three months ended March 31, 2003 and 2002, respectively.

The financial information included in this interim report as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 has been prepared by management without audit by independent certified public accountants. The Partnership's 2002 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The main provisions of this statement address the classification of debt extinguishments and accounting for certain lease transactions. The provisions of this statement regarding gain or loss on extinguishment of debt apply to fiscal years beginning after May 15, 2002 and the provisions apply to transactions occurring after May 15, 2002. Upon adoption, early extinguishments will not continue to qualify for extraordinary item treatment. The Partnership adopted SFAS No. 145 on January 1, 2002 and there was no impact to the Partnership's financial position or results of operation.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of this Interpretation are applicable to guarantees issued or modified after December 31, 2002. Implementation of these provisions of this Interpretation had no effect on the Partnership's financial position or results of operations. The disclosure requirements in this Interpretation are effective for interim and annual periods ending after December 15, 2002. The Partnership has no additional items to disclose in connection with this Interpretation.

S/M REAL ESTATE FUND VII, LTD.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Under the terms of the Partnership's loan agreement, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the loan agreement, the Partnership is required to make monthly contributions of $3,905 which are held by the lender pending application for the completion of certain required repairs to Fifth Avenue. At March 31, 2003, the balance in this replacement reserve account was $11,944.

Cash and cash equivalents totaled $213,316 at March 31, 2003, compared to $259,663 at December 31, 2002. The $46,347 decrease is primarily attributable to cash used by operations, debt service payments and payments made to the replacement reserve account and escrow account, partially offset by the release of restricted cash (see below).

Cash held in escrow increased to $152,972 at March 31, 2003 from $82,565 at December 31, 2002. The $70,407 increase is attributable to contributions to the insurance and real estate tax escrow, as required by the Partnership's loan agreement.

Restricted cash replacement reserve decreased to $11,944 at March 31, 2003, from $24,156 at December 31, 2002. The $12,212 decrease is attributable to the release of $23,995 for replacements, offset in part by monthly contributions to the replacements reserve in accordance with the terms of the loan agreement.

Other assets decreased to $75,779 at March 31, 2003, from $89,380 at December 31, 2002. The decrease is primarily due to decreases in prepaid insurance and the amortization of loan costs.

Accrued expenses and other liabilities totaled $94,061 at March 31, 2003, compared to $43,405 at December 31, 2002. The change is primarily attributable to the timing of payments for real estate taxes and partnership administrative costs.

The Partnership's general partners currently expect funds from operations to be sufficient to pay all obligations for 2003, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund any such deficits.

Results of Operations

Operations resulted in net losses of $124,566 for the three-month period ended March 31, 2003, and $56,436 for the three-month period ended March 31, 2002. The increased net loss for the three months ended March 31, 2003 from the corresponding period in 2002 is primarily attributable to decreases in rental and interest income and increases in property operating expenses and partnership administrative costs.

Rental income totaled $343,997 for the three-month period ended March 31, 2003, compared with $355,777 for the three-month period ended March 31, 2002. Occupancy at Fifth Avenue averaged approximately 91% and 96% for the three-month periods ended March 31, 2003 and 2002, respectively. The average rental income per occupied square foot at Fifth Avenue was $8.91 for the three-month period ended March 31, 2003, compared to $8.75 for the corresponding period in 2002.

Total expenses for the three-month period ended March 31, 2003 were $469,703 compared to $413,790 for the three-month period ended March 31, 2002. The increase is primarily attributable to increases in property operating expenses and general and administrative expenses.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three-month period ended March 31, 2003 were $202,586 compared to $181,259 for the three-month period ended March 31, 2002. The increase is primarily attributable to higher apartment preparation costs, utility costs, repair and maintenance costs and property insurance costs.

S/M REAL ESTATE FUND VII, LTD.

General and administrative expenses for the three-month period ended March 31, 2003 were $50,589 compared to $13,167 for the three-month period ended March 31, 2002. The increase is due primarily to higher legal and other professional expenses.

General

Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.


PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information related to the market risk of the Partnership since December 31, 2002.


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

                           99.7 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           99.8 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                           (b) Reports on Form 8-K - No reports on Form 8-K
                               were filed during the quarter ended March 31, 2003.

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



                                       S/M REAL ESTATE FUND VII, LTD.

                                   BY: SM7 APARTMENT INVESTORS INC.
                                       General Partner


Date: May 12, 2003                     BY:    /s/ Richard E. Hoffmann
                                              ----------------------------------
                                       Name:  Richard E. Hoffmann
                                       Title: Chief Executive Officer, Director,
                                              President and Treasurer



Date: May 12, 2003                     BY:    /s/ Sandy Robison
                                              ----------------------------------
                                       Name:  Sandy Robison
                                       Title: Chief Financial Officer,
                                              Vice President, Secretary and
                                              Controller

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

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 12, 2003             BY:      /s/ Richard E. Hoffmann
                                ------------------------------------------------
                                Name:    Richard E. Hoffmann
                                Title:   Chief Executive Officer, Director,
                                         President and Treasurer of SM7
                                         Apartment Investors Inc., a general
                                         partner

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

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  May 12, 2003              BY:      /s/ Sandy Robison
                                ------------------------------------------------
                                Name:    Sandy Robison
                                Title:   Chief Financial Officer,
                                         Vice President, Secretary and
                                         Controller of SM7 Apartment
                                         Investors Inc., a general partner

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