Form 10-Q
period 2003-06-30
S/M REAL ESTATE FUND VII LTD/TX
filed 2003-08-14
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of the
    ---                 Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
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
                                                      Yes  X   No
                                                          ---     ---


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                      Yes      No  X
                                                          ---     ---

S/M REAL ESTATE FUND VII, LTD.

BALANCE SHEETS

                                                 AT JUNE 30,     AT DECEMBER 31,
                                                        2003                2002
                                                 (UNAUDITED)
                                                 -----------    -----------------
ASSETS
Real estate, at cost:
   Land                                          $   962,216    $         962,216
   Building and improvements                       7,948,883            7,963,821
                                                 -----------    -----------------
                                                   8,911,099            8,926,037
   Less accumulated depreciation                  (7,274,552)          (7,104,900)
                                                 -----------    -----------------
                                                   1,636,547            1,821,137

Cash and cash equivalents                            162,831              259,663
Cash held in escrow                                  223,725               82,565
Restricted cash - replacement reserve                 10,257               24,156
Accounts receivable                                    8,181               10,133
Other assets, net                                    126,065               89,380
                                                 -----------    -----------------
     TOTAL ASSETS                                $ 2,167,606    $       2,287,034
                                                 ===========    =================
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                   $ 6,109,636    $       6,148,505
   Accounts payable:
     Trade                                            84,465               21,094
     Affiliates                                       40,665               40,665
   Accrued expenses and other liabilities            136,668               43,405
                                                 -----------    -----------------
     Total Liabilities                             6,371,434            6,253,669
                                                 -----------    -----------------
Partners' Deficit:
   General Partners                                 (128,650)            (126,278)
   Limited Partners (11,080 units outstanding)    (4,075,178)          (3,840,357)
                                                 -----------    -----------------
     Total Partners' Deficit                      (4,203,828)          (3,966,635)
                                                 -----------    -----------------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT     $ 2,167,606    $       2,287,034
                                                 ===========    =================

STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                GENERAL         LIMITED
                                PARTNERS        PARTNERS       TOTAL
                               -----------    -----------    -----------
BALANCE AT DECEMBER 31, 2002   $  (126,278)   $(3,840,357)   $(3,966,635)
Net loss                            (2,372)      (234,821)      (237,193)
                               -----------    -----------    -----------
BALANCE AT JUNE 30, 2003       $  (128,650)   $(4,075,178)   $(4,203,828)
                               ===========    ===========    ===========



See accompanying notes to the financial statements.                            2

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                           2003             2002            2003            2002
                                                    -----------       ----------     -----------      ----------
INCOME
Rental                                              $   358,968       $  364,378     $   702,965      $  720,155
Interest and other                                        1,277            1,068           2,417           2,645
                                                    -----------       ----------     -----------      ----------
     Total Income                                       360,245          365,446         705,382         722,800
                                                    -----------       ----------     -----------      ----------
EXPENSES
Property operating                                      215,340          172,785         417,926         354,044
Interest                                                110,808          112,108         220,747         223,311
Depreciation and amortization                           106,780          108,128         213,369         216,289
General and administrative                               39,944           21,474          90,533          34,641
                                                    -----------       ----------     -----------      ----------
     Total Expenses                                     472,872          414,495         942,575         828,285
                                                    -----------       ----------     -----------      ----------
NET LOSS                                            $  (112,627)      $  (49,049)    $  (237,193)     $ (105,485)
                                                    ===========       ==========     ===========      ==========
NET LOSS ALLOCATED:
To the General Partners                             $    (1,126)      $     (490)    $    (2,372)     $   (1,055)
To the Limited Partners                                (111,501)         (48,559)       (234,821)       (104,430)
                                                    -----------       ----------     -----------      ----------
                                                    $  (112,627)      $  (49,049)    $  (237,193)     $ (105,485)
                                                    ===========       ==========     ===========      ==========
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)                                $    (10.06)      $    (4.38)    $    (21.19)     $    (9.43)
                                                    ===========       ==========     ===========      ==========

See accompanying notes to the financial statements.                            3

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,                                                   2003                     2002
                                                                             -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $  (237,193)             $  (105,485)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
   Depreciation and amortization                                                 213,369                  216,289
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
     Cash held in escrow                                                        (141,160)                 (98,009)
     Accounts receivable                                                           1,952                   (6,391)
     Other assets                                                                (39,741)                 (31,083)
     Accounts payable                                                             63,371                    5,287
     Accrued expenses and other liabilities                                       93,263                   91,361
                                                                             -----------              -----------
Net cash (used in) provided by operating activities                              (46,139)                  71,969
                                                                             -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash - replacement reserve                                 13,899                   94,191
Additions to real estate                                                         (25,723)                 (22,162)
                                                                             -----------              -----------
Net cash (used in) provided by investing activities                              (11,824)                  72,029
                                                                             -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES - Payments of principal
   on first mortgage note payable                                                (38,869)                 (36,305)
                                                                             -----------              -----------
Net (decrease) increase in cash and cash equivalents                             (96,832)                 107,693
Cash and cash equivalents, beginning of period                                   259,663                  216,234
                                                                             -----------              -----------
Cash and cash equivalents, end of period                                     $   162,831              $   323,927
                                                                             ===========              ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                     $   220,747              $   223,311
                                                                             ===========              ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building and improvements                     $    40,661              $    43,728
                                                                             ===========              ===========


See accompanying notes to the financial statements.                            4

S/M REAL ESTATE FUND VII, LTD.


NOTES TO THE FINANCIAL STATEMENTS

The quarterly unaudited financial statements for S/M Real Estate Fund VII, Ltd. (the "Partnership") include all normal and recurring adjustments which are, in the opinion of the general partners, necessary to present a fair statement of financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, the change in partners' deficit for the six months ended June 30, 2003, and the cash flows for the six months ended June 30, 2003 and 2002. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

During the six months ended June 30, 2003 and 2002, the general partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property management fees, in the amounts of $5,520 and $5,771, respectively. Property management fees earned by an affiliate of the Partnership's general partners were $28,311 and $28,829 for the six months ended June 30, 2003 and 2002, respectively.

The financial information included in this interim report as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 has been prepared by management without audit by independent certified public accountants. The Partnership's 2002 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

No significant events other than mentioned below have occurred subsequent to fiscal year 2002, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph
(a)(5).

On July 3, 2003, the Partnership filed with the Securities and Exchange Commission preliminary proxy materials regarding a proposed sale of the Partnership's sole property and the dissolution and liquidation of the Partnership. There can be no assurance that the Partnership will obtain the necessary approvals for these matters or, even if these approvals are obtained, that the Partnership will consummate the sale and the dissolution and liquidation of the Partnership. Definitive proxy materials (the "Definitive Proxy Materials") will be sent to limited partners seeking their approval of these proposals.

S/M REAL ESTATE FUND VII, LTD.


PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Under the terms of the Partnership's loan agreement, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the loan agreement, the Partnership is required to make monthly contributions of $3,905 which are held by the lender pending application for the completion of certain required repairs to the Fifth Avenue property. At June 30, 2003, the balance in this replacement reserve account was $10,257.

Cash and cash equivalents totaled $162,831 at June 30, 2003, compared to $259,663 at December 31, 2002. The $96,832 decrease is primarily attributable to cash used by operations, debt service payments and payments made to the replacement reserve account and escrow account, partially offset by the release of restricted cash (see below).

Cash held in escrow increased to $223,725 at June 30, 2003, from $82,565 at December 31, 2002. The $141,160 increase is attributable to contributions to the insurance and real estate tax escrow as required by the Partnership's loan agreement.

Restricted cash replacement reserve decreased to $10,257 at June 30, 2003, from $24,156 at December 31, 2002. The $13,899 decrease is attributable to the release of $37,442 for replacements, offset in part by monthly contributions to the replacements reserve in accordance with the terms of the loan agreement.

Other assets increased to $126,065 at June 30, 2003, from $89,380 at December 31, 2002. The increase is primarily due to increases in prepaid insurance which was partially offset by the amortization of loan costs.

Accounts receivable totaled $8,181 at June 30, 2003, compared to $10,133 at December 31, 2002. The decrease is primarily attributable to the timing of tenant rental receipts. Accounts payable totaled $125,130 at June 30, 2003, compared to $61,759 at December 31, 2002. The increase is primarily attributable to the timing of payments for property insurance costs.

Accrued expenses and other liabilities totaled $136,668 at June 30, 2003, compared to $43,405 at December 31, 2002. The change is primarily attributable to the timing of payments for real estate taxes and partnership administrative costs.

The Partnership's general partners currently expect funds from operations to be sufficient to pay all obligations for 2003, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership's existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund any such deficits.

Results of Operations

Operations resulted in net losses of $112,627 and $237,193 for the three and six-month periods ended June 30, 2003, respectively, and $49,049 and $105,485 for the three and six-month periods ended June 30, 2002, respectively. The increased net loss for the three and six-months ended June 30, 2003 from the corresponding periods in 2002 are primarily attributable to decreases in rental income and increases in property operating expenses and partnership administrative costs.

Rental income totaled $358,968 and $702,965 for the three and six-month periods ended June 30, 2003, respectively, compared to $364,378 and $720,155, respectively, for the corresponding periods in 2002. Occupancy at Fifth Avenue averaged approximately 94% and 93% for the three and six-month periods ended June 30, 2003, respectively, compared to 97% and 96% for the three and six-month periods ended June 30, 2002, respectively. The average rental income per occupied square foot at Fifth Avenue was $9.12 and $9.02 for the three and six months ended June 30, 2003, respectively, compared to $8.91 and $8.83, respectively, for the corresponding periods in 2002.

S/M REAL ESTATE FUND VII, LTD.


Total expenses for the three and six-month periods ended June 30, 2003 were $472,872 and $942,575, respectively, compared to $414,495 and $828,285, respectively, for the three and six-month periods ended June 30, 2002. The increases are primarily attributable to increases in property operating expenses and general and administrative expenses.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three and six-month periods ended June 30, 2003 were $215,340 and $417,926, respectively, compared to $172,785 and $354,044, respectively, for the three and six-month periods ended June 30, 2002. The increases are primarily attributable to higher apartment preparation costs, repair and maintenance costs, leasing and promotional costs, property office administrative costs and property insurance costs.

General and administrative expenses for the three and six-month periods ended June 30, 2003 were $39,944 and $90,533, respectively, compared to $21,474 and $34,641, respectively, for the three and six-month periods ended June 30, 2002. The increases are primarily due to higher legal and other professional expenses.

On July 3, 2003, the Partnership filed with the Securities and Exchange Commission preliminary proxy materials regarding a proposed sale of the Partnership's sole property and the dissolution and liquidation of the Partnership. There can be no assurance that the Partnership will obtain the necessary approvals for these matters or, even if these approvals are obtained, that the Partnership will consummate the sale and the dissolution and liquidation of the Partnership. Definitive proxy materials (the "Definitive Proxy Materials") will be sent to limited partners seeking their approval of these proposals.

Investors and limited partners are advised to read the Definitive Proxy Materials when they become available because they will contain important information. When filed, the Definitive Proxy Materials can be obtained free of charge from the web site maintained by the SEC at http://www.sec.gov. The Definitive Proxy Materials also can be obtained free of charge when available upon written request to S/M Real Estate Fund VII, Ltd., 5520 LBJ Freeway, Suite 500, Dallas, TX 75240, Attention: Investor Services, or Georgeson Shareholder Communication Inc., 17 State Street, 10th Floor, New York, NY 10004, or by calling (212) 440-9800.

The Partnership and its general partners may be deemed to be participants in the solicitation of proxies for approval of these proposals. Information about the general partners will be set forth in the Definitive Proxy Materials.

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

S/M REAL ESTATE FUND VII, LTD.


PART I, ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed by us in our periodic SEC Exchange Act reports so that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           31.1* Section 302 Certification of Chief Executive Officer.

                           31.2* Section 302 Certification of Chief Financial Officer.

                           32.1* Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           32.2* Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*Filed herewith.                                                               9

S/M REAL ESTATE FUND VII, LTD.


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


                           (b) Reports on Form 8-K - No reports on Form 8-K were
                               filed during the quarter ended June 30, 2003.

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



                                       S/M REAL ESTATE FUND VII, LTD.

                               BY:     SM7 APARTMENT INVESTORS INC.
                                       General Partner


Date:  August 14, 2003                 BY:      /s/ Richard E. Hoffmann
                                               ---------------------------------
                                       Name:   Richard E. Hoffmann
                                       Title:  Chief Executive Officer,
                                               Director, President and Treasurer


Date:  August 14, 2003                 BY:      /s/ Sandy Robison
                                               ---------------------------------
                                       Name:    Sandy Robison
                                       Title:   Chief Financial Officer, Vice
                                                President, Secretary and
                                                Controller

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

31.1        Section 302 Certification of Chief Executive Officer

31.2        Section 302 Certification of Chief Financial Officer

32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
            1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
            1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

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

S/M REAL ESTATE FUND VII, LTD.

Document
 Number     Description

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
