Form 10-Q
period 2003-09-30
S/M REAL ESTATE FUND VII LTD/TX
filed 2003-11-14
CIK 709296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                 Yes [ ] No [X]

S/M REAL ESTATE FUND VII, LTD.

                                                 AT SEPTEMBER 30,
                                                      2003           AT DECEMBER 31,
BALANCE SHEETS                                     (UNAUDITED)            2002
-------------------------------------------------------------------------------------
ASSETS
Real estate, at cost:
   Land                                          $        962,216    $        962,216
   Building and improvements                            7,963,177           7,963,821
                                                 ----------------    ----------------
                                                        8,925,393           8,926,037
   Less accumulated depreciation                       (7,379,673)         (7,104,900)
                                                 ----------------    ----------------
                                                        1,545,720           1,821,137

Cash and cash equivalents                                 142,883             259,663
Cash held in escrow                                       231,073              82,565
Restricted cash - replacement reserve                      11,918              24,156
Accounts receivable                                         4,947              10,133
Other assets, net                                         109,640              89,380
-------------------------------------------------------------------------------------
     TOTAL ASSETS                                $      2,046,181    $      2,287,034
=====================================================================================
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   First mortgage note payable                   $      6,091,519    $      6,148,505
   Accounts payable:
     Trade                                                 39,449              21,094
     Affiliates                                            40,665              40,665
   Accrued expenses and other liabilities                 227,193              43,405
                                                 ----------------    ----------------
     Total Liabilities                                  6,398,826           6,253,669
                                                 ----------------    ----------------
Partners' Deficit:
   General Partners                                      (130,138)           (126,278)
   Limited Partners (11,080 units outstanding)         (4,222,507)         (3,840,357)
                                                 ----------------    ----------------
     Total Partners' Deficit                           (4,352,645)         (3,966,635)
-------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT     $      2,046,181    $      2,287,034
=====================================================================================

STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)          GENERAL        LIMITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003       PARTNERS       PARTNERS         TOTAL
-------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                      $  (126,278)   $(3,840,357)   $(3,966,635)
Net loss                                               (3,860)      (382,150)      (386,010)
-------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2003                     $  (130,138)   $(4,222,507)   $(4,352,645)
===========================================================================================

See accompanying notes to the financial statements.                            2

S/M REAL ESTATE FUND VII, LTD.

                                         THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
STATEMENTS OF OPERATIONS (UNAUDITED)        2003                2002                2003                2002
-------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                 $        367,198    $        340,705    $      1,070,163    $      1,060,860
Interest and other                                1,278               1,668               3,695               4,313
                                       ----------------    ----------------    ----------------    ----------------
     Total Income                               368,476             342,373           1,073,858           1,065,173
-------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                              230,345             199,063             642,142             553,107
Interest                                        111,691             113,031             332,438             336,342
Depreciation and amortization                   106,650             107,162             320,019             323,451
General and administrative                       74,736              16,936             165,269              51,577
                                       ----------------    ----------------    ----------------    ----------------
     Total Expenses                             523,422             436,192           1,459,868           1,264,477
-------------------------------------------------------------------------------------------------------------------
NET LOSS                               $       (154,946)   $        (93,819)   $       (386,010)   $       (199,304)
===================================================================================================================
NET LOSS ALLOCATED:
To the General Partners                $         (1,549)   $           (938)   $         (3,860)   $         (1,993)
To the Limited Partners                        (153,397)            (92,881)           (382,150)           (197,311)
-------------------------------------------------------------------------------------------------------------------
                                       $       (154,946)   $        (93,819)   $       (386,010)   $       (199,304)
===================================================================================================================
PER LIMITED PARTNERSHIP UNIT
(11,080 OUTSTANDING)                   $         (13.84)   $          (8.38)   $         (34.49)   $         (17.81)
===================================================================================================================

See accompanying notes to the financial statements.                            3

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                          2003         2002
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(386,010)   $(199,304)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
   Depreciation and amortization                                 320,019      323,451
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
     Cash held in escrow                                        (148,508)    (165,433)
     Accounts receivable                                           5,186       (3,032)
     Other assets                                                (24,845)     (19,707)
     Accounts payable                                             18,355        5,427
     Accrued expenses and other liabilities                      183,788      142,154
                                                               ---------    ---------
Net cash (used in) provided by operating activities              (32,015)      83,556
-------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash - replacement reserve                 12,238       93,991
Additions to real estate                                         (40,017)     (29,194)
                                                               ---------    ---------
Net cash (used in) provided by investing activities              (27,779)      64,797
-------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES - Payments of principal
   on first mortgage note payable                                (56,986)     (53,082)
-------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents            (116,780)      95,271
Cash and cash equivalents, beginning of period                   259,663      216,234
-------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                       $ 142,883    $ 311,505
=====================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                       $ 332,438    $ 336,342
=====================================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of fully depreciated building and improvements       $  40,661    $  43,728
=====================================================================================

See accompanying notes to the financial statements.                            4

S/M REAL ESTATE FUND VII, LTD.

         NOTES TO THE FINANCIAL STATEMENTS

         The quarterly unaudited financial statements for S/M Real Estate Fund VII, Ltd. (the "Partnership") include all normal and recurring adjustments which are, in the opinion of the general partners, necessary to present a fair statement of financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, the change in partners' deficit for the nine months ended September 30, 2003, and the cash flows for the nine months ended September 30, 2003 and 2002. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

         During the nine months ended September 30, 2003 and 2002, the general partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property management fees, in the amounts of $8,069 and $8,891, respectively. Property management fees earned by an affiliate of the Partnership's general partners were $43,220 and $42,604 for the nine months ended September 30, 2003 and 2002, respectively.

         The financial information included in this interim report as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 has been prepared by management without audit by independent certified public accountants. The Partnership's 2002 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

         No significant events other than mentioned below have occurred subsequent to fiscal year 2002, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

         On July 3, 2003, the Partnership filed with the Securities and Exchange Commission preliminary proxy materials and on September 16, 2003, the Partnership filed with the Securities and Exchange Commission definitive proxy materials regarding a proposed sale of the Partnership's sole property and the dissolution and liquidation of the Partnership. Definitive proxy materials were sent to limited partners seeking their approval of these proposals. On October 23, 2003, the Partnership held a special meeting of limited partners to vote on two proposals described in the definitive proxy materials dated September 16, 2003: (1) the sale of the Partnership's final property, Fifth Avenue Apartments, and amendments of the Partnership's partnership agreement to disband the Investment Committee and to change the allocation of cash distributions from sales or refinancings among limited partners and general partners; and (2) the subsequent dissolution and liquidation of the Partnership. Limited partnerships representing a quorum were present at the special meeting. Both proposals were approved by the requisite number of limited partnership interests. As a result, the Partnership began marketing the Fifth Avenue property for sale and continues to operate until such time as the property is sold and the Partnership is dissolved and liquidated. Despite these approvals, there can be no assurance that the Partnership will consummate the sale and the dissolution and liquidation of the Partnership. In accordance with the provisions of SFAS 144, the Fifth Avenue property will be disclosed as held for sale in future financial statements and depreciation ceased subsequent to the approval of the sale of the Fifth Avenue property.

S/M REAL ESTATE FUND VII, LTD.

         PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Liquidity and Capital Resources

         Under the terms of the Partnership's loan agreement, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the loan agreement, the Partnership is required to make monthly contributions of $3,905 which are held by the lender pending application for the completion of certain required repairs to the Fifth Avenue property. At September 30, 2003, the balance in this replacement reserve account was $11,918.

         Cash and cash equivalents totaled $142,883 at September 30, 2003, compared to $259,663 at December 31, 2002. The $116,780 decrease is primarily attributable to cash used by operations, debt service payments and payments made to the replacement reserve account and escrow account, partially offset by the release of restricted cash (see below).

         Cash held in escrow increased to $231,073 at September 30, 2003, from $82,565 at December 31, 2002. The $148,508 increase is attributable to contributions to the insurance and real estate tax escrow as required by the Partnership's loan agreement offset in part by payment of annual insurance premiums.

         Restricted cash replacement reserve decreased to $11,918 at September 30, 2003, from $24,156 at December 31, 2002. The $12,238 decrease is attributable to the release of $47,531 for replacements, offset in part by monthly contributions to the replacements reserve in accordance with the terms of the loan agreement.

         Other assets increased to $109,640 at September 30, 2003, from $89,380 at December 31, 2002. The increase is primarily due to increases in prepaid insurance partially offset by the amortization of loan costs.

         Accounts receivable totaled $4,947 at September 30, 2003, compared to $10,133 at December 31, 2002. The decrease is primarily attributable to the timing of tenant rental receipts. Accounts payable totaled $80,114 at September 30, 2003, compared to $61,759 at December 31, 2002. The increase is primarily attributable to the timing of payments for utilities and repair and maintenance costs.

         Accrued expenses and other liabilities totaled $227,193 at September 30, 2003, compared to $43,405 at December 31, 2002. The increase is primarily attributable to the timing of payments for real estate taxes and partnership administrative costs.

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

         Results of Operations

         Operations resulted in net losses of $154,946 and $386,010 for the three and nine-month periods ended September 30, 2003, respectively, and $93,819 and $199,304 for the three and nine-month periods ended September 30, 2002, respectively. The increased net loss for the three and nine-months ended September 30, 2003 from the corresponding periods in 2002 are primarily attributable to increases in property operating expenses and partnership administrative costs.

         Rental income totaled $367,198 and $1,070,163 for the three and nine-month periods ended September 30, 2003, respectively, compared to $340,705 and $1,060,860, respectively, for the corresponding periods in 2002. Occupancy at Fifth Avenue averaged approximately 97% and 94% for the three and nine-month periods ended September 30, 2003, respectively, compared to 94% and 95% for the three and nine-month periods ended September 30, 2002, respectively. The average rental income per occupied square foot at Fifth Avenue was $11.52 and $9.74 for the three and nine months ended September 30, 2003, respectively, compared to $8.59 and $8.75, respectively, for the corresponding periods in 2002.

S/M REAL ESTATE FUND VII, LTD.

         Total expenses for the three and nine-month periods ended September 30, 2003 were $523,422 and $1,459,868, respectively, compared to $436,192 and $1,264,477, respectively, for the three and nine-month periods ended September 30, 2002. The increases are primarily attributable to increases in property operating expenses and general and administrative expenses.

         Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three and nine-month periods ended September 30, 2003 were $230,345 and $642,142, respectively, compared to $199,063 and $553,107, respectively, for the three and nine-month periods ended September 30, 2002. The increases are primarily attributable to higher apartment preparation costs, repair and maintenance costs, leasing and promotional costs, property office administrative costs and property insurance costs.

         General and administrative expenses for the three and nine-month periods ended September 30, 2003 were $74,736 and $165,269, respectively, compared to $16,936 and $51,577, respectively, for the three and nine-month periods ended September 30, 2002. The increases are primarily due to higher legal and other professional expenses primarily associated with the filing and distribution of the definitive proxy materials as discussed below.

         On July 3, 2003, the Partnership filed with the Securities and Exchange Commission preliminary proxy materials and on September 16, 2003, the Partnership filed with the Securities and Exchange Commission definitive proxy materials regarding a proposed sale of the Partnership's sole property and the dissolution and liquidation of the Partnership. Definitive proxy materials were sent to limited partners seeking their approval of these proposals. On October 23, 2003, the Partnership held a special meeting of limited partners to vote on two proposals described in the definitive proxy materials dated September 16, 2003: (1) the sale of the Partnership's final property, Fifth Avenue Apartments, and amendments of the Partnership's partnership agreement to disband the Investment Committee and to change the allocation of cash distributions from sales or refinancings among limited partners and general partners; and (2) the subsequent dissolution and liquidation of the Partnership. Limited partnerships representing a quorum were present at the special meeting. Both proposals were approved by the requisite number of limited partnership interests. As a result, the Partnership began marketing the Fifth Avenue property for sale and continues to operate until such time as the property is sold and the Partnership is dissolved and liquidated. Despite these approvals, there can be no assurance that the Partnership will consummate the sale and the dissolution and liquidation of the Partnership. In accordance with the provisions of SFAS 144, the Fifth Avenue property will be disclosed as held for sale in future financial statements and depreciation ceased subsequent to the approval of the sale of the Fifth Avenue property.

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

S/M REAL ESTATE FUND VII, LTD.

         PART I, ITEM 4. CONTROLS AND PROCEDURES

         As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed by us in our periodic SEC Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including the chief executive officer and chief financial officer of our general partners, as appropriate to allow timely decisions regarding required disclosure.

         There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

S/M REAL ESTATE FUND VII, LTD.

         PART                       II OTHER INFORMATION

         ITEMS 1-3 AND 5            Not applicable.

         ITEM 4                     Submission of Matters to a Vote of Security
                                    Holders.

                                    On October 23, 2003, the Partnership held a special meeting of limited partners to consider and approve two proposals described in the definitive proxy materials mailed to limited partners on or about September 16, 2003:

                                    (1) the sale of the Partnership's sole
                                        property, and amendments to the
                                        Partnership's partnership agreement to
                                        disband the Investment Committee and
                                        change the allocation of certain
                                        distributions; and

                                    (2) the subsequent dissolution and
                                        liquidation of the Partnership.

                                    With respect to proposal 1, 5,990 limited partner interests voted for the proposal, 285 voted against and 82 were abstentions or broker non-votes. With respect to proposal 2, 6,064 limited partner interest voted for the proposal, 211 voted against and 82 were abstentions or broker non-votes.

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

                                    (b)      Reports on Form 8-K - No reports on
                                             Form 8-K were filed during the
                                             quarter ended September 30, 2003.


---------------------
* Filed herewith.

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

                                       S/M REAL ESTATE FUND VII, LTD.

                                   BY: SM7 APARTMENT INVESTORS INC.
                                       General Partner

         Date: November 13, 2003       BY: /s/ Richard E. Hoffmann
                                           -------------------------------
                                       Name: Richard E. Hoffmann
                                       Title: Chief Executive Officer,
                                              Director, President and Treasurer

         Date: November 13, 2003       BY: /s/ Sandy Robison
                                           -------------------------------
                                       Name: Sandy Robison
                                       Title: Chief Financial Officer,
                                              Vice President,
                                              Secretary and Controller

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