Form 10-K
period 2003-12-31
S/M REAL ESTATE FUND VII LTD/TX
filed 2004-03-23
CIK 709296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code: (972) 404-7100

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

Yes  [X]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]   No [X]

State aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable

Documents Incorporated by Reference: Prospectus dated June 10, 1983, contained in Amendment No. 3 to Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission on June 10, 1983. (Parts I, II, III & IV).

PART I

Item 1. Business

S/M Real Estate Fund VII, Ltd. (the “Partnership”), formerly Shearson-Murray Real Estate Fund VII, Ltd., was formed November 4, 1982 to acquire existing garden apartment complexes. The general partners of the Partnership are SM7 Apartment Investors Inc., a Texas corporation (formerly known as Shearson Apartment Investors XIV, Inc.) (“SM7”), Murray Realty Investors VII, Inc., a Texas corporation (“Murray”), and Crozier Partners VII, Ltd., a Texas limited partnership (“Crozier”). SM7, Murray and Crozier are hereinafter referred to collectively as the “General Partners.” See Item 10. “Directors and Executive Officers of the Partnership.”

The Partnership offered, on June 10, 1983, a minimum of 6,250 and a maximum of 14,000 limited partnership interests (the “Interests”) in the Partnership at $1,000 per Interest with a minimum required purchase of two Interests for purchases made on behalf of Individual Retirement Accounts and five Interests for all other purchasers. Additionally, the General Partners were given the right to sell an additional 10,000 Interests in connection with the offering. The offering of Interests was terminated on April 30, 1984, and the Partnership accepted subscriptions for 11,080 Interests, for aggregate offering proceeds of $11,080,000.

On July 29, 1983, the Partnership acquired Fifth Avenue Apartments (“Fifth Avenue”), a 198-unit apartment complex located in San Antonio, Texas, for a purchase price of $8,474,925. On August 31, 1983, the Partnership acquired Rockcreek Apartments (“Rockcreek”), a 314-unit apartment complex located in Austin, Texas, for a purchase price of $10,948,228. The two properties are referred to collectively herein as the “Properties.”

The San Antonio and Austin apartment markets deteriorated in the mid-1980s due to overbuilding and the general economic decline of the Southwest economy. Rental concessions and a decline in the Properties’ operating results led to the depletion of the Partnership’s working capital reserve. In July 1986, the General Partners suspended mortgage payments on the Partnership’s two Properties and commenced negotiations with the lenders in an effort to restructure the terms of their respective mortgage loan agreements. Subsequently, in November 1986 and March 1987, the Partnership executed letters of intent with the holders of the Rockcreek and Fifth Avenue notes, respectively, to modify certain conditions and terms of the mortgage obligations. The Partnership resumed payments to both lenders in March 1987 in accordance with the proposed modifications.

Adverse market conditions continued to hamper the ability of the Properties to generate sufficient cash flow to meet debt service payments and operating expenses. Given the diminishing balance of the Partnership’s cash and the capital improvement requirements at Rockcreek, in April 1989, the General Partners commenced renegotiations and suspended debt service payments on the mortgages secured by both Rockcreek and Fifth Avenue. The objective of these negotiations was to reduce the debt service payments required under the mortgage notes to a level that could be paid out of cash flow generated by the Properties. Under the terms of these loan agreements, non-payment of debt service represented an event of default.

In May 1989, two of the lenders for Rockcreek posted that property for foreclosure on June 7, 1989. As the Partnership was unable to reach an agreement with one of these lenders to forbear prior to foreclosure date, the Partnership commenced a voluntary case under Chapter 11 of the Federal Bankruptcy Code on June 6, 1989, in an attempt to protect its Limited Partners from the effects of foreclosure and to reorganize the Partnership’s finances.

On October 4, 1989, the Partnership filed a plan of reorganization (“The Plan”) together with a disclosure statement with the Bankruptcy Court. The Plan was not approved, and the Partnership filed its modified plan of reorganization (the “Modified Plan”) and disclosure statement, which was confirmed on February 20, 1990, and became effective on March 1, 1990. The Modified Plan restructured the liabilities of the Partnership in a manner which was intended to permit such liabilities to be serviced by the Partnership’s anticipated cash flow. Additionally, the Modified Plan required the Partnership to issue reorganization notes to holders of mortgage notes payable.

The first mortgage note secured by Phase I of the Rockcreek Apartments and the wraparound mortgage note secured by a third mortgage on Rockcreek were scheduled to mature on December 31, 1993. The General Partners had attempted to either restructure the debt or sell the property (both Phases I and II) for an amount greater than the outstanding debt. As a result of the General Partners’ efforts to sell the property, the General Partners secured an offer to purchase the property in the amount of $8,521,055. Such offer was accepted and the property was sold on December 17, 1993. Concurrently with their sales efforts, the General Partners successfully negotiated an agreement with the holder of the wraparound mortgage on Rockcreek, whereby the Partnership received a release of all the mortgage liens on the property by paying a discounted amount of the total outstanding debt of $8,082,311.

The General Partners commenced discussions in 1995 with the lender of the mortgage secured by Fifth Avenue as a result of the scheduled debt maturity on December 31, 1995. Such discussions continued past the December 31, 1995 maturity date, and on May 30, 1996, the General Partners of the Partnership executed a modification and extension agreement (the “Modification Agreement”) with the lender, to modify the mortgage and extend its maturity for five years. At the time the Modification Agreement was executed, the previous first mortgage had an aggregate balance of $7,111,142, representing $5,830,000 in original principal and $1,281,142 in accrued interest. The accrued interest on the first mortgage was converted into a second mortgage which was coterminous with the original principal of $5,830,000. In accordance with the Modification Agreement, the first mortgage of $5,830,000 had a fixed interest rate of 9.875% with fixed monthly payments of principal and interest and the maturity date was June 1, 2001.

In order to improve the financial condition of the Partnership and provide much needed funds for exterior improvements on Fifth Avenue, on December 3, 1998, the General Partners of the Partnership refinanced the mortgage note payable on Fifth Avenue. In accordance with the terms of the Loan Agreement executed in connection with the refinancing (the “Agreement”), the principal balance of the original mortgage totaling $6,400,000 is due January 1, 2009 and bears interest at a fixed rate of 7.16%. The previous first and second mortgages had a combined balance of $6,259,810 at an average interest rate of 8.97%. See more details of the Agreement in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and Note 6 “Mortgage Notes Payable” of the Notes to the Financial Statements contained herein.

On July 3, 2003, the Partnership filed with the Securities and Exchange Commission preliminary proxy materials regarding a proposed sale of the Partnership’s sole property and the dissolution and liquidation of the Partnership. On September 16, 2003, definitive proxy materials were filed with the SEC and sent to limited partners seeking their approval of these proposals. On October 23, 2003, the Partnership held a special meeting of limited partners to vote on two proposals described in the definitive proxy materials: (1) the sale of the Partnership’s final property, Fifth Avenue Apartments, and amendments of the Partnership’s partnership agreement to disband the Investment Committee and to change the allocation of cash distributions from sales or refinancings among limited partners and general partners; and (2) the subsequent dissolution and liquidation of the Partnership. Limited partnership interests representing a quorum were present at the special meeting. Both proposals were approved by the requisite number of limited partnership interests. As a result, the Partnership began marketing the Fifth Avenue property for sale and continues to operate until such time as the property is sold and the Partnership is dissolved and liquidated. Despite these approvals, there can be no assurance that the Partnership will consummate any such sale and subsequent dissolution and liquidation. In accordance with the provisions of SFAS 144, the Fifth Avenue property is disclosed as held for sale in the financial statements and depreciation ceased subsequent to the approval of the sale of the Fifth Avenue property.

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

Fifth Avenue directly competes with the following similar six apartment complexes in San Antonio:

	Number of	Percent Occupied at
Property	Units*	December 13, 2003*
1	185	89%
2	192	92%
3	200	97%
4	245	92%
5	248	94%
6	265	95%

*	This information has been obtained from sources believed to be reliable by the Partnership, but the Partnership has not verified the accuracy of such information.

Employees

The Partnership has no employees. Fifth Avenue is managed by Anterra Management Corporation which provides certain administrative and management services. See Item 13. “Certain Relationships and Related Transactions.”

Item 2. Properties

As of December 31, 2003, the Partnership owned Fifth Avenue Apartments, a 198-unit apartment complex located in San Antonio, Texas and situated on approximately 8.45 acres with 169,270 square feet of net leaseable space. Occupancy at Fifth Avenue Apartments averaged 94% for the years ended December 31, 2003 and 2002. At December 31, 2003 and 2002, Fifth Avenue Apartments was 96% and 94% occupied, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

On October 23, 2003, the Partnership held a special meeting of limited partners to consider and approve two proposals described in the definitive proxy materials mailed to limited partners on or about September 16, 2003:

(1)	the sale of the Partnership’s sole property, and amendments of the Partnership’s partnership agreement to disband the Investment Committee and change the allocation of certain cash distributions; and

(2)	the subsequent dissolution and liquidation of the Partnership.

With respect to proposal 1, 5,990 limited partner interests voted for the proposal, 285 voted against and 82 were abstentions or broker non-votes. With respect to proposal 2, 6,064 limited partner interests voted for the proposal, 211 voted against and 82 were abstentions or broker non-votes.

PART II

Item 5. Market for the Partnership’s Limited Partnership Interests and Related Security Holder Matters

A public market for the Partnership’s limited partnership Interests does not exist and is not likely to develop. Consequently, a Limited Partner may not be able to liquidate its investment in the event of emergency or for any other reason, and Interests may not be readily accepted as collateral for a loan. Furthermore, the transfer of Interests is subject to certain limitations, including approval of the General Partners. At December 31, 2003, there were 950 Limited Partners of record, owning an aggregate of 11,080 Interests.

There have been no cash distributions to the Limited Partners since the inception of the Partnership.

Item 6. Selected Financial Data

(dollars in thousands except per Interest data)

For the years ended December 31,	2003	2002	2001	2000	1999
Gross Income	$1,501	$1,408	$1,463	$1,398	$1,371
Net Loss	(383)	(300)	(206)	(256)	(263)
Net Loss per Limited Partnership Interest (1)	(34.20)	(26.83)	(18.44)	(22.88)	(23.48)
Total Assets at Year-End	1,857	2,287	2,646	2,918	3,257
Total Mortgage Notes Payable at Year-End	6,073	6,149	6,219	6,284	6,343

(1)	Based on the number of limited partnership interests outstanding during the year and net loss allocated to the Limited Partners.

The above selected financial data should be read in conjunction with the Financial Statements and related notes incorporated by reference to Item 8 of this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In order to improve the financial condition of the Partnership and provide much needed funds for exterior improvements on Fifth Avenue, on December 3, 1998, the Partnership refinanced the mortgage note payable on Fifth Avenue, (the “Refinancing”). In accordance with the terms of the Loan Agreement (the “Loan Agreement”), the principal balance of the original mortgage totaling $6,400,000 is due January 1, 2009 and bears interest at a fixed rate of 7.16%.

Under the terms of the Loan Agreement with General Electric Capital Corporation (the “Lender”), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 commencing on February 1, 1999 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the Loan Agreement, the Partnership is required to make monthly contributions of $3,905 which are held by the Lender pending application for the completion of certain required repairs to the Fifth Avenue property. At December 31, 2003, the balance in this replacement reserve account was $23,689.

Cash and cash equivalents totaled $117,502 at December 31, 2003, compared to $259,663 at December 31, 2002. The $142,161 decrease is primarily attributable to cash used by operations, debt service payments and payments made to the replacement reserve account and escrow account, partially offset by the release of restricted cash (see below).

Cash held in escrow increased to $108,506 at December 31, 2003, from $82,565 at December 31, 2002. The $25,941 increase is primarily attributable to contributions to the insurance and real estate tax escrow as required by the Loan Agreement, offset in part by payment of annual insurance premiums.

Restricted cash replacement reserve decreased to $23,689, at December 31, 2003, from $24,156 at December 31, 2002. The $467 decrease is attributable to the release of $47,531 of funds from the replacement reserve account offset in part by monthly contributions to the replacements reserve account.

Other assets totaled $61,407 at December 31, 2003, compared to $89,380 at December 31, 2002. The $27,973 decrease in other assets is primarily attributable to the expensing of a retainer for legal services that were provided in 2003.

Accounts receivable totaled $8,711 at December 31, 2003, compared to $10,133 at December 31, 2002. The decrease is primarily attributable to the timing of tenant rental receipts.

Accounts payable totaled $75,783 at December 31, 2003, compared to $61,759 at December 31, 2002. The increase is primarily attributable to the timing of payments associated with repairs and maintenance for apartment preparation.

Accrued expenses and other liabilities totaled $57,625 at December 31, 2003, compared to $43,405 at December 31, 2002. The change is primarily attributable to the timing of payments for partnership administrative costs.

The Partnership’s General Partners currently expect funds from operations to be sufficient to pay all obligations for 2004, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership’s existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

Results of Operations

2003 Compared With 2002

Operations resulted in net losses of $382,750 for the year ended December 31, 2003, and $300,276 for the year ended December 31, 2002. The increased net loss from 2003 to 2002 is primarily attributable to increases in property operating expenses and partnership administrative costs, offset in part by an increase in rental income and a decrease in depreciation expense.

Rental income at Fifth Avenue totaled $1,496,756 for the year ended December 31, 2003, compared to $1,402,338 for the year ended December 31, 2002. Occupancy at Fifth Avenue averaged approximately 94% during both 2003 and 2002. The average rental income per occupied square foot at Fifth Avenue was $9.38 in 2003, compared to $8.77 in 2002. At December 31, 2003, Fifth Avenue was 96% occupied.

Total expenses for the year ended December 31, 2003 were $1,884,193 compared to $1,708,640 for the year ended December 31, 2002. The increase is primarily attributable to increases in property operating expenses and partnership administrative costs, offset in part by a decrease in depreciation expense.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the year ended December 31, 2003 were $856,794, compared to $754,234 for the year ended December 31, 2002. The increase in property operating expenses is primarily attributable to increases in repairs and maintenance for apartment preparation, leasing and promotional costs, property office administrative costs and property insurance costs.

General and administrative expenses for the year ended December 31, 2003 were $244,567 as compared to $75,073 for the year ended December 31, 2002. The increase in general and administrative expenses is primarily due to higher legal and other professional expenses associated with the filing and distribution of the definitive proxy materials as discussed above.

Depreciation expense for the year ended December 31, 2003 was $339,045 and $430,279 for the year ended December 31, 2002. The decrease in depreciation expense is primarily due to the fact that depreciation ceased subsequent to the approval of the sale of the Fifth Avenue property as discussed below.

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

General

The effect of inflation on the results of operations for the years ended December 31, 2003, 2002 and 2001 was not significant.

Over the past several years the real estate market has gotten stronger and this improvement has resulted in an increase in the number of potential buyers as well as the number of parties interested in purchasing limited partnership units on the secondary market. Some of these groups have solicited the Partnership’s Limited Partners directly with offers to buy their units. The General Partners are constantly analyzing market conditions, comparable sales, and economic trends in order to evaluate their impact on the value of the Partnership’s property, and began marketing the Fifth Avenue property in the fourth quarter of 2003.

Words or phrases when used in this Form 10-K or other filings with the Securities and Exchange Commission, such as “does not believe” and “believes”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Revenue Recognition – Rental income is the primary source of income for the Partnership. Rental income is recorded over the term of the lease as the income is earned.

Valuation of Real Estate – Real estate investments have been accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Partnership property is classified as held for sale at December 31, 2003 and was classified as held for use at December 31, 2002. In accordance with SFAS No. 144, as the property is being held for sale, the property is being reported at the lower of the carrying amount or fair value lessd costs to sell, and is no longer being depreciated. Management reviews for impairment whenever events or circumstances indicate that the carrying value of the real estate investment may not be fully recoverable. The review of recoverability is based on the discounted cash flows, excluding interest charges, that are expected to result from the real estate investment’s use and eventual disposition. Impairment is determined if the expected future cash flows do not recover the value of the real estate. In such an instance, an impairment loss is recorded to the extent that the carrying value of the real estate investment exceeds the estimated fair value.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Partnership’s primary market risk exposure relates to changes in interest rates related to its long-term debt. To limit the impact of interest rate changes, the Partnership has entered into fixed rate debt of 7.16% that expires in 2009. As a result, the Partnership’s only interest rate risk is the opportunity loss should interest rates decline which did occur during 2002 and 2003. The following table summarizes the expected maturities of the Partnership’s long-term debt. Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of long-term debt is $6,339,000 at December 31, 2003.

Year ending December 31,
2004	$81,107
2005	87,195
2006	93,740
2007	100,776
2008	108,340
Thereafter	5,601,902

$6,073,060

The fair value of the Partnership’s remaining financial instruments, consisting of cash and cash equivalents, cash held in escrow, restricted cash replacement reserves, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments and are relatively unaffected by interest rate changes or other market risks.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as part of this report:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities and Exchange Act of 1934.) Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed by us in our periodic SEC Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including the chief executive officer and chief financial officer of our general partners, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year or quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Partnership

Murray Realty Investors VII, Inc., a Texas corporation, SM7 Apartment Investors Inc., a Texas corporation (“SM7”), and Crozier Partners VII, Ltd., a Texas limited partnership, are the General Partners of the Partnership. On June 16, 1998, DA Group Holdings, Inc., a Delaware corporation and the parent company of SM7 (“DA”), and Anterra Property Investors VIII, Inc., a Texas corporation (“Anterra”), entered into a Stock Purchase Agreement. Pursuant to this Stock Purchase Agreement, Anterra purchased from DA all of the issued and outstanding shares of common stock, $1.00 par value per share, of SM7. Anterra is an affiliate of Anterra Property Investors VII, Inc. which is the general partner of Crozier Partners VII, Ltd. The following is a summary of certain information concerning the directors and executive officers of Anterra Property Investors VII, Inc., Murray Realty Investors VII, Inc. and SM7 Apartment Investors Inc., as of December 31, 2003.

Anterra Property Investors VII, Inc., general partner of Crozier Partners VII, Ltd.

Richard E. Hoffmann, 49, President, Treasurer and Director. For more than five years prior to July 15, 1990, Mr. Hoffmann was a Vice President and Treasurer of Murray Properties Company and various other affiliated companies. He resigned his position with substantially all Murray Properties Company affiliates on July 15, 1990. Mr. Hoffmann was elected Senior Vice President, Treasurer and a Director of Anterra Realty Corporation in June of 1990, and was elected President of Anterra Realty Corporation in July of 1994. He is President, Treasurer and a Director of all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Mr. Hoffmann received a Master of Business Administration degree from the University of Texas at Austin in 1979 and a B.S. from Tulane University in 1977.

Lynn D. Maynard, 51, Executive Vice President and Director. For more than five years prior to December 26, 1989, Ms. Maynard was an officer of Murray Properties Company and various other affiliated companies. She was elected Vice President of Murray Properties Company and Murray Realty Investors, Inc. in December of 1986. Ms. Maynard resigned her positions with substantially all Murray Properties Company affiliates on December 26, 1989. Ms. Maynard was elected Senior Vice President and a Director of Anterra Realty Corporation in November 1989, and is Executive Vice President and a Director of all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Ms. Maynard received a Bachelor of Science Degree in Accounting from the University of Texas at Dallas.

Sandy Robison, 48, Vice President and Secretary. Ms. Robison joined Anterra Realty Corporation’s predecessor company in 1983 and has served in all areas of the Accounting Department, including the positions of Staff Accountant, Systems Manager and Assistant Controller. Ms. Robison became Secretary of Anterra Realty Corporation in December 1997 and became Vice President and Controller of Anterra Realty Corporation in December 1998. She is Vice President, Secretary and Controller of Anterra Realty Corporation and all other subsidiary corporations of Anterra Realty Corporation, including Anterra Property Investors VII, Inc. Ms. Robison received a Bachelor of Science Degree in Finance from the University of Texas at Dallas.

Murray Realty Investors VII, Inc., Corporate General Partner

Fulton Murray, 63, President, Chairman of the Board and Director. Mr. Murray has been Chairman of the Board and Chief Executive Officer of Murray Properties Company and Murray Financial Corporation for more than five years prior to the date of this report. In addition, he is a director or officer of substantially all affiliates of Murray Properties Company. His family, or trusts for their benefit, own approximately 64% of the outstanding stock of Murray Financial Corporation, which is the parent corporation of Murray Properties Company and most of its affiliates, including Murray Realty Investors VII, Inc. He holds a Bachelor of Business Administration degree in Finance from Southern Methodist University.

SM7 Apartment Investors Inc., Corporate General Partner

Richard E. Hoffmann, 49, President, Treasurer and Director. For more than five years prior to July 15, 1990, Mr. Hoffmann was a Vice President and Treasurer of Murray Properties Company and various other affiliated companies. He resigned his position with substantially all Murray Properties Company affiliates on July 15, 1990. Mr. Hoffmann was elected Senior Vice President, Treasurer and a Director of Anterra Realty Corporation in June of 1990, and was elected President of Anterra Realty Corporation in July of 1994. He is President, Treasurer and a Director of all other subsidiary corporations of Anterra Realty Corporation, including SM7 Apartment Investors Inc. Mr. Hoffmann received a Master of Business Administration degree from the University of Texas at Austin in 1979 and a B.S. from Tulane University in 1977.

Lynn D. Maynard, 51, Executive Vice President and Director. For more than five years prior to December 26, 1989, Ms. Maynard was an officer of Murray Properties Company and various other affiliated companies. She was elected Vice President of Murray Properties Company and Murray Realty Investors, Inc. in December of 1986. Ms. Maynard resigned her positions with substantially all Murray Properties Company affiliates on December 26, 1989. Ms. Maynard was elected Senior Vice President and a Director of Anterra Realty Corporation in November 1989, and is Executive Vice President and a Director of all other subsidiary corporations of Anterra Realty Corporation, including SM7 Apartment Investors Inc. Ms. Maynard received a Bachelor of Science Degree in Accounting from the University of Texas at Dallas.

Sandy Robison, 48, Vice President and Secretary. Ms. Robison joined Anterra Realty Corporation’s predecessor company in 1983 and has served in all areas of the Accounting Department, including the positions of Staff Accountant, Systems Manager and Assistant Controller. Ms. Robison became Secretary of Anterra Realty Corporation in December 1997 and became Vice President and Controller of Anterra Realty Corporation in December 1998. She is Vice President, Secretary and Controller of Anterra Realty Corporation and all other subsidiary corporations of Anterra Realty Corporation, including SM7 Apartment Investors Inc. Ms. Robison received a Bachelor of Science Degree in Finance from the University of Texas at Dallas.

Item 11. Executive Compensation

The Partnership has not paid and does not propose to pay any cash compensation, bonuses or deferred compensation, compensation pursuant to retirement or other plans, or other compensation to the officers, directors, or partners of the General Partners. The General Partners and their affiliates receive various fees and distributions. See Item 13. “Certain Relationships and Related Transactions” for information on the fees and other compensation or reimbursements paid to the General Partners or their affiliates during the year ended December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

(a)	Beneficial owners of 5% or more of Registrant’s Securities

Amount and
Nature of
		Beneficial	Percent
Title of Class	Beneficial Owner	Ownership	of Class
Limited Partnership	Naomi Ruth	600	5.4%
Interest, $1,000	Wilden Trust		(owned beneficially
per Interest	221 N Central Ave, #299		and of record)
Medford, OR 97501-5927

(b)	No General Partner or any officer or director of a General Partner beneficially owned or owned of record directly or indirectly any Interests as of December 31, 2003.

Item 13. Certain Relationships and Related Transactions

(a)	During the years ended December 31, 2003, 2002 and 2001, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property management fees, in the amounts of $10,968, $11,641 and $11,681, respectively.

On January 1, 1990, Murray Management Corporation retained Anterra Management Corporation, an affiliate of the general partners, to provide certain administrative and management services with respect to the Partnership and its Properties. Anterra Management Corporation is a real estate related service company formed by former executive officers of Murray Properties Company and its affiliates, and earned property management fees of $58,020, $56,205 and $57,867 for the years ended December 31, 2003, 2002 and 2001, respectively.

(b)	None.

(c)	No management person is indebted to the Partnership.

(d)	Not applicable.

Item 14. Principal Accountant Fees and Services

As the Partnership does not have a board of directors or equivalent body nor an audit committee or equivalent body, the terms “board of directors” and “audit committee” mean the board of directors of the Partnership’s managing general partner. In accordance with the partnership agreement, the General Partners, on behalf of the Partnership, have the duty, responsibility and authority to appoint the Partnership’s independent auditors and to set the auditors’ remuneration. All of the services listed below were pre-approved by the board of directors. The General Partners appointed KPMG LLP as the Partnership’s independent auditors for the years 2002 and 2003.

Aggregate fees for professional services rendered for the Partnership by KPMG LLP for the years ended December 31, 2003 and 2002 are set forth below:

	2003	2002
Audit Fees	$34,500	$27,000
Audit Related Fees	0	0
Tax Fees	10,200	10,000
All Other Fees	0	0

Total	$44,700	$37,000

Audit Fees for the years ended December 31, 2003 and 2002 were for professional services rendered for the audits of the financial statements of the Partnership and for the quarterly limited reviews of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees for the years ended December 31, 2003 and 2002 were for professional services rendered for the Partnership’s annual federal and state income tax returns.

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

On October 24, 2003, the Partnership filed Form 8-K reporting under Item 5 that on October 23, 2003, the Partnership held a special meeting of limited partners and voted to approve two proposals described in the definitive proxy materials mailed to limited partners on or about September 16, 2003.

(c)	Exhibits:

2.1	Voluntary Petition of Shearson-Murray Real Estate Fund VII, Ltd. to commence a case under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas-Austin Division, as filed on June 6, 1989. Reference is made to Exhibit 2a to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 1989.

2.2	Modified First Amended Plan of Reorganization of Shearson-Murray Real Estate Fund VII, Ltd. in the United States Bankruptcy Court for the Western District of Texas-Austin Division Case No. 89-11662-LC filed February 20, 1990. Reference is made to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 1990.

3	Agreement of Limited Partnership of Shearson-Murray Real Estate Fund VII, Ltd., as amended as of September 30, 1983. Reference is made to Partnership’s Form 8-K filed with the Securities and Exchange Commission on October 26, 1983. Reference is made to Exhibit A to the Prospectus dated June 10, 1983 contained in Amendment No. 3 to Partnership’s Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983.

10.1	Assignment and Assumption Agreement between Murray Management Corporation and Anterra Management Corporation for property management and leasing services dated January 1, 1990. Reference is made to Exhibit 10u to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 15, 1990.

10.2	Loan Agreement between S/M Real Estate Fund VII, Ltd. and General Electric Capital Corporation, dated December 3, 1998. Reference is made to Exhibit 10.1 to Partnership’s Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

99.1	Pages A-16 to A-18 of Exhibit A to the Prospectus dated June 10, 1983, contained in Amendment No. 3 to Partnership’s Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28a to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

99.2	Pages 10-18 of the Prospectus dated June 10, 1983, contained in Amendment No. 3 to Partnership’s Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28b to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

99.3	Compromise Settlement Agreement between S/M Real Estate Fund VII, Ltd. and Federal National Mortgage Association, dated May 6, 1996. Reference is made to Exhibit 99.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

99.4	$5,830,000 Multifamily Note and Addendum, dated May 30, 1996. Reference is made to Exhibit 99.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

99.5	$681,142 Subordinate Multifamily Note and Addendum, dated May 30, 1996. Reference is made to Exhibit 99.3 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

99.6	$6,400,000 Promissory Note, dated December 3, 1998. Reference is made to Exhibit 99.1 of the Partnership’s Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S/M REAL ESTATE FUND VII, LTD.

BY:	SM7 APARTMENT INVESTORS INC.
A General Partner

Date: March 23, 2004

BY:	/s/ Richard E. Hoffmann
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

Date: March 23, 2004

BY:	/s/ Richard E. Hoffmann
Richard E. Hoffmann
Chief Executive Officer, President, Director and Treasurer

Date: March 23, 2004

BY:	/s/ Lynn D. Maynard
Lynn D. Maynard
Executive Vice President and Director

Date: March 23, 2004

BY:	/s/ Sandy Robison
Sandy Robison
Chief Financial Officer, Vice President,
Secretary and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following members of the Board of Directors and officers of Anterra Property Investors VII, Inc., a corporate general partner of the Registrant, on behalf of the Registrant in the capacities and on the dates indicated.

	BY:	CROZIER PARTNERS VII, LTD.
A general partner

	BY:	ANTERRA PROPERTY INVESTORS VII, INC.,
General Partner of Crozier Partners VII, Ltd.

Date: March 23, 2004
	BY:	/s/ Richard E. Hoffmann

Richard E. Hoffmann
President, Director and Treasurer

Date: March 23, 2004
	BY:	/s/ Lynn D. Maynard

Lynn D. Maynard
Executive Vice President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following members of the Board of Directors and officers of Murray Realty Investors VII, Inc., a corporate general partner of the Registrant, on behalf of the Registrant in the capacities and on the dates indicated.

MURRAY REALTY INVESTORS VII, INC.
A General Partner

Date: March 23, 2004
	BY:	/s/ Fulton Murray

Fulton Murray
President, Chairman of the Board and Director

INDEX TO EXHIBITS

Document
Number	Description
2.1	Voluntary Petition of Shearson-Murray Real Estate Fund VII, Ltd. to commence a case under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas-Austin Division, as filed on June 6, 1989. Reference is made to Exhibit 2a to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 1989.

2.2	Modified First Amended Plan of Reorganization of Shearson-Murray Real Estate Fund VII, Ltd. In the United States Bankruptcy Court for the Western District of Texas-Austin Division Case No. 89-11662-LC filed February 20, 1990. Reference is made to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 1990.

3	Agreement of Limited Partnership of Shearson-Murray Real Estate Fund VII, Ltd., as amended as of September 30, 1983. Reference is made to Partnership’s Form 8-K filed with the Securities and Exchange Commission on October 26, 1983. Reference is made to Exhibit A to the Prospectus dated June 10, 1983 contained in Amendment No. 3 to Partnership’s Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983.

10.1	Assignment and Assumption Agreement between Murray Management Corporation and Anterra Management Corporation for property management and leasing services dated January 1, 1990. Reference is made to Exhibit 10u to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 15, 1990.

10.2	Loan Agreement between S/M Real Estate Fund VII, Ltd. and General Electric Capital Corporation, dated December 3, 1998. Reference is made to Exhibit 10.1 to the Partnership’s Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Pages A-16 to A-18 of Exhibit A to the Prospectus dated June 10, 1983, contained in Amendment No. 3 to Partnership’s Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28a to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

99.2	Pages 10-18 of the Prospectus dated June 10, 1983, contained in Amendment No. 3 to Partnership’s Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28b to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

*	Filed herewith.

INDEX TO EXHIBITS (continued)

Document
Number	Description
99.3	Compromise Settlement Agreement between S/M Real Estate Fund VII, Ltd. and Federal National Mortgage Association, dated May 6, 1996. Reference is made to Exhibit 99.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

99.4	$5,830,000 Multifamily Note and Addendum, dated May 30, 1996. Reference is made to Exhibit 99.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

99.5	$681,142 Subordinate Multifamily Note and Addendum, dated May 30, 1996. Reference is made to Exhibit 99.3 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

99.6	$6,400,000 Promissory Note, dated December 3, 1998. Reference is made to Exhibit 99.1 to the Partnership’s Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.

INDEPENDENT AUDITORS’ REPORT

The Partners
S/M Real Estate Fund VII, Ltd.:

We have audited the financial statements of S/M Real Estate Fund VII, Ltd. (a Texas Limited Partnership), as listed in the accompanying index at Item 8. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S/M Real Estate Fund VII, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas
February 13, 2004

S/M REAL ESTATE FUND VII, LTD.

BALANCE SHEETS

	At December 31,	At December 31,
	2003	2002
Assets
Real estate, at cost
Land	$962,216	$962,216
Buildings and improvements	7,972,223	7,963,821

	8,934,439	8,926,037
Less accumulated depreciation	(7,397,171)	(7,104,900)

	1,537,268	1,821,137
Cash and cash equivalents	117,502	259,663
Cash held in escrow	108,506	82,565
Restricted cash - replacement reserve	23,689	24,156
Accounts receivable	8,711	10,133
Other assets, net	61,407	89,380

Total Assets	$1,857,083	$2,287,034

Liabilities and Partners’ Deficit
Liabilities:
First mortgage note payable	$6,073,060	$6,148,505
Accounts payable:
Trade	35,118	21,094
Affiliates	40,665	40,665
Accrued expenses and other liabilities	57,625	43,405

Total Liabilities	6,206,468	6,253,669

Partners’ Deficit:
General Partners	(130,105)	(126,278)
Limited Partners (11,080 units outstanding)	(4,219,280)	(3,840,357)

Total Partners’ Deficit	(4,349,385)	(3,966,635)

Total Liabilities and Partners’ Deficit	$1,857,083	$2,287,034

STATEMENTS OF PARTNERS’ DEFICIT

For the years ended December 31, 2003, 2002 and 2001

	General	Limited
	Partners	Partners	Total
Balance at December 31, 2000	$(121,211)	$(3,338,754)	$(3,459,965)
Net Loss	(2,064)	(204,330)	(206,394)

Balance at December 31, 2001	$(123,275)	$(3,543,084)	$(3,666,359)
Net Loss	(3,003)	(297,273)	(300,276)

Balance at December 31, 2002	$(126,278)	$(3,840,357)	$(3,966,635)
Net Loss	(3,827)	(378,923)	(382,750)

Balance at December 31, 2003	$(130,105)	$(4,219,280)	$(4,349,385)

See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF OPERATIONS

For the years ended December 31,

	2003	2002	2001
Income
Rental	$1,496,756	$1,402,338	$1,448,295
Interest and other	4,687	6,026	14,478

Total Income	1,501,443	1,408,364	1,462,773

Expenses
Property operating	856,794	754,234	707,917
Interest	443,787	449,054	453,954
Depreciation and amortization	339,045	430,279	432,138
General and administrative	244,567	75,073	75,158

Total Expenses	1,884,193	1,708,640	1,669,167

Net Loss	$(382,750)	$(300,276)	$(206,394)

Net Loss Allocated:
To the General Partners	$(3,827)	$(3,003)	$(2,064)
To the Limited Partners	(378,923)	(297,273)	(204,330)

	$(382,750)	$(300,276)	$(206,394)

Net Loss Per Limited Partnership Unit
(11,080 units outstanding)	$(34.20)	$(26.83)	$(18.44)

See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.

STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2003	2002	2001
Cash Flows From Operating Activities:
Net Loss	$(382,750)	$(300,276)	$(206,394)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	339,045	430,279	432,138
Increase (decrease) in cash arising from changes in operating assets and liabilities:
Cash held in escrow	(25,941)	(29,516)	7,821
Accounts receivable	1,422	(6,287)	1,605
Other assets	21,860	(37,634)	(2,151)
Accounts payable	14,024	7,624	6,570
Accrued expenses and other liabilities	14,220	3,414	(6,626)

Net cash (used in) provided by operating activities	(18,120)	67,604	232,963

Cash Flows From Investing Activities:
Decrease (increase) in restricted cash - replacement reserve	467	82,215	(50,750)
Additions to real estate	(49,063)	(36,213)	(37,308)

Net cash (used in) provided by investing activities	(48,596)	46,002	(88,058)

Cash Flows From Financing Activities - Payments of
principal on first mortgage note payable	(75,445)	(70,177)	(65,277)

Net (decrease) increase in cash and cash equivalents	(142,161)	43,429	79,628
Cash and cash equivalents, beginning of year	259,663	216,234	136,606

Cash and cash equivalents, end of year	$117,502	$259,663	$216,234

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$443,787	$449,054	$453,954

See accompanying notes to the financial statements.

S/M REAL ESTATE FUND VII, LTD.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

1. Organization

S/M Real Estate Fund VII, Ltd. (the “Partnership”) (see below) was organized on November 4, 1982 pursuant to the filing of a Certificate of Limited Partnership with the Secretary of State of the State of Texas. The Partnership was formed for the purpose of acquiring existing garden style apartment complexes. The general partners of the Partnership are SM7 Apartment Investors Inc. (see below), a Texas corporation, Murray Realty Investors VII, Inc., a Texas corporation (“Murray”), and Crozier Partners VII, Ltd., a Texas limited partnership (collectively referred to as the “General Partners”). The Partnership will continue until January 31, 2012, unless sooner terminated in accordance with the terms of the Partnership Agreement.

On June 16, 1998, DA Group Holdings, Inc., a Delaware corporation (“DA”), and Anterra Property Investors VIII, Inc., a Texas corporation (“Anterra”), entered into a Stock Purchase Agreement (the “Stock Agreement”). Pursuant to the Stock Agreement, Anterra purchased from DA all of the issued and outstanding shares of common stock, $1.00 par value per share, of SM7 Apartment Investors, Inc. Anterra is an affiliate of Anterra Property Investors VII, Inc., which is a general partner of Crozier Partners VII, Ltd.

On October 23, 2003, the Partnership held a special meeting of limited partners which approved (1) the sale of the Partnership’s final property, Fifth Avenue Apartments, and amendments of the Partnership’s partnership agreement to disband the Investment Committee and to change the allocation of cash distributions from sales or refinancings among limited partners and general partners; and (2) the subsequent dissolution and liquidation of the Partnership.

2. Liquidity

The General Partners currently expect funds from operations to pay all obligations for 2004, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership’s existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund such deficits.

3. Significant Accounting Policies

Basis of Accounting The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Income is recognized as earned and expenses are recorded as obligations are incurred.

Real Estate Investment The real estate investment, which consists of land, apartment buildings, building improvements and furniture, fixtures and equipment, is recorded at cost less accumulated depreciation. Cost includes the initial purchase price of the property plus acquisition costs. Depreciation is computed using the straight-line method based on estimated useful lives of the related assets ranging from three to twenty-one years. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Partnership property is classified as held for sale at December 31, 2003 and was classified as held for use at December 31, 2002. In accordance with SFAS No. 144, assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Therefore, the Partnership ceased depreciation of the asset as of October 23, 2003, the date the asset was determined to be held for sale.

Impairment of Long-Lived Assets The Partnership property is classified as held for sale at December 31, 2003 and was classified as held for use at December 31, 2002. In accordance with SFAS No. 144, at December 31, 2003, as the property is being held for sale, the property is being reported at the lower of the carrying amount or fair value less costs to sell, and is no longer being depreciated. At December 31, 2002, the Partnership assessed its real estate investment for impairment whenever events or changes in circumstances indicated that the carrying amount of the real estate would not be recoverable. Recoverability of real estate to be held and used was measured by a comparison of the carrying amount of the real estate to future net cash flows (undiscounted and without interest) expected to be generated by the real estate. If the real estate was considered to be impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the real estate exceeded the fair value of the real estate. No impairment was recognized during 2003 or 2002.

S/M REAL ESTATE FUND VII, LTD.

Lease Revenue The Partnership has determined that all leases associated with the rental of space at the investment property are operating leases. Leases on the Partnership’s property typically have a term of eighteen months or less.

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

Net Loss Per Limited Partnership Interest Net loss per limited partnership interest is based upon the limited partnership interests outstanding during the year and the net loss allocated to the limited partners (the “Limited Partners”).

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

Fair Value of Financial Instruments Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

Fair value estimates are subjective and are dependent on a number of significant assumptions based on management’s judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In addition, SFAS 107 allows a wide range of valuation techniques, therefore, comparisons between entities, however similar, may be difficult.

4. Partnership Agreement

Pursuant to the terms of the Partnership Agreement, all items of income, gain, loss, deduction and credit are generally allocated 1% to Crozier Partners VII, Ltd. and 99% to the Limited Partners except that: (a) first, income and net gain shall be allocated to the General Partners and the Limited Partners pro rata based on and to the extent of their respective deficit balances in their capital accounts in an amount sufficient to cause the aggregate deficits in the Partners’ capital accounts to not exceed the Minimum Gain (as defined), (b) net gain shall then be allocated: (i) to the Limited Partners in an amount sufficient to cause each Limited Partner’s capital account to equal its unreturned Original Invested Capital plus any unpaid Preferred Return (as defined); and (ii) then, to the Limited Partners and the General Partners in the proportion between them of 85% to the Limited Partners and 15% to the General Partners.

Cash distributions from operations, as defined, will be allocated 1% to Crozier Partners VII, Ltd. and 99% to the Limited Partners. As amended, cash distributions from sales or refinancings of property will be allocated 93% to the Limited Partners, 1% to Crozier Partners VII, Ltd., and 6% to SM7 Apartment Investors, Inc. until the Limited Partners have received an amount from cash distributions from sales or refinancings of property equal to their Original Invested Capital plus their Preferred Return (as defined). Next, cash distributions from the sale or refinancing of property will be allocated 1% to Crozier Partners VII, Ltd., and 99% to the Limited Partners and the General Partners in the proportions between them of 85% to the Limited Partners and 15% to the General Partners.

5. Real Estate Investments

On July 29, 1983, the Partnership acquired Fifth Avenue Apartments (“Fifth Avenue”), a 198-unit apartment complex located in San Antonio, Texas. As of December 31, 2003 and 2002, Fifth Avenue was 96% and 94% occupied, respectively.

S/M REAL ESTATE FUND VII, LTD.

6. Mortgage Notes Payable

Under the terms of the Partnership’s loan agreement with General Electric Capital Corporation (the “Loan Agreement”), the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Interest accrues at an annual fixed interest rate of 7.16%. Under the terms of the Loan Agreement, the Partnership is required to make monthly contributions of $3,905 which are held by the lender pending application for the completion of certain required repairs to the Fifth Avenue property. At December 31, 2003, the balance in this replacement reserve account was $23,689.

The following represents principal payments required under the Loan Agreement subsequent to December 31, 2003:

Year ending December 31,
2004	$81,107
2005	87,195
2006	93,740
2007	100,776
2008	108,340
2009	5,601,902

$6,073,060

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of long-term debt is $6,339,000 at December 31, 2003. As of December 31, 2002, the fair value of long-term debt was $6,382,000.

7. Transactions with Related Parties

During the years ended December 31, 2003, 2002 and 2001, the General Partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property management fees, in the amounts of $10,968, $11,641 and $11,681, respectively.

On January 1, 1990, Murray Management Corporation subcontracted Anterra Management Corporation to provide certain administrative and management services with respect to the Partnership. Anterra Management Corporation is a real estate management company and an affiliate of the general partners, and earned property management fees of $58,020, $56,205 and $57,867 for the years ended December 31, 2003, 2002 and 2001, respectively.

S/M REAL ESTATE FUND VII, LTD.

8. Selected Quarterly Financial Data (unaudited)

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows (dollars in thousands, except per Interest data):

Quarter Ended	03/31	06/30	09/30	12/31
2003
Total Income	$345	$360	$368	$428
Net (Loss) Income	(125)	(113)	(155)	10
Net (Loss) Income per Limited Partnership Interest	(11.13)	(10.06)	(13.84)	.83
2002
Total Income	$357	$366	$342	$343
Net Loss	(56)	(49)	(94)	(101)
Net Loss per Limited Partnership Interest	(5.04)	(4.38)	(8.38)	(9.02)

S/M REAL ESTATE FUND VII, LTD.

9. Reconciliation of Financial Statement Net Loss and Partners’ Deficit to Federal Income Tax Basis Net Income (Loss) and Partners’ Deficit

The following is a reconciliation of the net loss for financial statement purposes to federal income tax basis net income (loss) for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Net loss for financial statements purposes	$(382,750)	$(300,276)	$(206,394)
Financial statement depreciation over tax basis depreciation	269,679	370,684	381,787
Federal income tax basis loss on retirement of assets over financial statement loss on retirement of assets	(36,315)	(10,927)	(5,311)
Other	15,402	2,862	(2,652)

Federal income tax basis net loss under financial statement net loss	248,766	362,619	373,824

Federal income tax basis net income (loss)	$(133,984)	$62,343	$167,430

Reconciliation of financial statement partners’ deficit to federal income tax basis partners’ deficit for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Financial statement basis partners’ deficit	$(4,349,385)	$(3,966,635)	$(3,666,359)
Current year federal income tax basis net loss under financial statement net loss	248,766	362,619	373,824
Cumulative federal income tax basis net loss over financial statement net loss	(196,377)	(558,996)	(932,820)

Federal income tax basis partners’ deficit	$(4,296,996)	$(4,163,012)	$(4,225,355)

Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

S/M REAL ESTATE FUND VII, LTD.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

Fifth Avenue
Apartments
Office Buildings:
Location	San Antonio, TX
Date of construction	1982
Acquisition date	1983
Life on which depreciation in latest income statements is computed	3-21 years
Encumbrances	$6,073,060
Initial cost to Partnership (1):
Land	962,216
Building and improvements	7,512,710
Costs capitalized subsequent to acquisition:
Land, buildings and improvements	718,359
Retirements	(258,846)
Gross amount at which carried at close of period (2):
Land	$962,216
Building and improvements	7,972,223

$8,934,439

Accumulated depreciation (3)	$7,397,171

(1) The initial cost to the Partnership represents the original purchase price of the property.

(2) The aggregate cost of real estate at December 31, 2003 and 2002 and 2001, for Federal income tax purposes is $9,143,390, $9,134,988 and $9,142,503, respectively.

(3) In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, at December 31, 2003 the property is disclosed as held for sale and depreciation ceased subsequent to the approval of the sale of the property on October 23, 2003.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 2003, 2002, and 2001 follows:

	2003	2002	2001
Real estate investments:
Beginning of year	$8,926,037	$8,933,552	$8,906,367
Additions	49,063	36,213	37,308
Retirements	(40,661)	(43,728)	(10,123)

End of year	$8,934,439	$8,926,037	$8,933,552

Accumulated depreciation:
Beginning of year	$7,104,900	$6,724,462	$6,308,560
Depreciation expense	332,932	424,166	426,025
Retirements	(40,661)	(43,728)	(10,123)

End of year	$7,397,171	$7,104,900	$6,724,462