Form 10-Q
period 2004-03-31
S/M REAL ESTATE FUND VII LTD/TX
filed 2004-05-10
CIK 709296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

(972) 404-7100

(Registrant’s telephone number, including area code)

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

Yes [  ] No [X]

S/M Real Estate Fund VII Ltd.

Balance Sheets

	At March 31,	At December 31,
	2004	2003
	(unaudited)
Assets
Real estate held for sale, at cost:
Land	$962,216	$9 62,216
Building and improvements	7,952,091	7,972,223

	8,914,307	8,934,439
Less accumulated depreciation	(7,360,531)	(7,397,171)

	1,553,776	1,537,268
Cash and cash equivalents	93,577	117,502
Cash held in escrow	175,980	108,506
Restricted cash — replacement reserve	12,294	23,689
Accounts receivable	6,847	8,711
Other assets, net	48,174	61,407

Total Assets	$1,890,648	$1,857,083

Liabilities and Partners’ Deficit
Liabilities:
First mortgage note payable	$6,053,048	$6,073,060
Accounts payable:
Trade	32,917	35,118
Affiliates	40,665	40,665
Accrued expenses and other liabilities	106,831	57,625

Total Liabilities	6,233,461	6,206,468

Partners’ Deficit:
General Partners	(130,039)	(130,105)
Limited Partners (11,080 units outstanding)	(4,212,774)	(4,219,280)

Total Partners’ Deficit	(4,342,813)	(4,349,385)

Total Liabilities and Partners’ Deficit	$1,890,648	$1,857,083

Statement of Partners’ Deficit (unaudited)

	General	Limited
For the three months ended March 31, 2004	Partners	Partners	Total
Balance at December 31, 2003	$(130,105)	$(4,219,280)	$(4,349,385)
Net income	66	6,506	6,572

Balance at March 31, 2004	$(130,039)	$(4,212,774)	$(4,342,813)

See accompanying notes to the financial statements.

S/M Real Estate Fund VII Ltd.

Statements of Operations (unaudited)

For the three months ended March 31,	2004	2003
Income
Rental	$363,030	$343,997
Interest and other	705	1,140

Total Income	363,735	345,137

Expenses
Property operating	214,499	202,586
Interest	109,795	109,939
Depreciation and amortization	1,528	106,589
General and administrative	31,341	50,589

Total Expenses	357,163	469,703

Net Income (Loss)	$6,572	$(124,566)

Net Income (Loss) Allocated:
To the General Partners	$66	$(1,246)
To the Limited Partners	6,506	(123,320)

	$6,572	$(124,566)

Per Limited Partnership Unit (11,080 outstanding)	$0.59	$(11.13)

See accompanying notes to the financial statements.

S/M Real Estate Fund VII Ltd.

Statements of Cash Flows (unaudited)

For the three months ended March 31,	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$6,572	$(124,566)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,528	106,589
Increase (decrease) in cash arising from changes in operating assets and liabilities:
Cash held in escrow	(67,474)	(70,407)
Accounts receivable	1,864	(555)
Other assets	11,705	12,073
Accounts payable	(2,201)	312
Accrued expenses and other liabilities	49,206	50,656

Net cash provided by (used in) operating activities	1,200	(25,898)

Cash Flows From Investing Activities:
Decrease in restricted cash — replacement reserve	11,395	12,212
Additions to real estate	(16,508)	(12,792)

Net cash used in investing activities	(5,113)	(580)

Cash Flows From Financing Activities — Payments of principal on first mortgage note payable	(20,012)	(19,869)

Net decrease in cash and cash equivalents	(23,925)	(46,347)
Cash and cash equivalents, beginning of period	117,502	259,663

Cash and cash equivalents, end of period	$93,577	$213,316

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$109,795	$109,939

See accompanying notes to the financial statements.

S/M Real Estate Fund VII, Ltd.

Notes to the Financial Statements

The quarterly unaudited financial statements for S/M Real Estate Fund VII, Ltd. (the “Partnership”) include all normal and recurring adjustments which are, in the opinion of the general partners, necessary to present a fair statement of financial position as of March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, the change in partners’ deficit for the three months ended March 31, 2004, and the cash flows for the three months ended March 31, 2004 and 2003. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

During the three months ended March 31, 2004 and 2003, the general partners or their affiliates were reimbursed for Partnership administrative and operating expenses, excluding property management fees, in the amounts of $5,578 and $3,025, respectively. Property management fees earned by an affiliate of the Partnership’s general partners were $14,849 and $14,002 for the three months ended March 31, 2004 and 2003, respectively.

The financial information included in this interim report as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 has been prepared by management without audit by independent certified public accountants. The Partnership’s 2003 annual report contains audited financial statements including the notes to the financial statements and should be read in conjunction with the financial information contained in this interim report.

No significant events other than mentioned below have occurred subsequent to fiscal year 2003, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On February 20, 2004, the Partnership entered into a Purchase and Sale Agreement with a third party to sell the Fifth Avenue Apartments (the “Property”). The initial purchase price for the Property was $8,150,000. The buyer’s inspection period ended March 22, 2004, and the parties executed a First Amendment to the Purchase and Sale Agreement which reduced the purchase price to $8,065,000. The only remaining condition to closing the sale of the Property is the receipt of approval from the lender for the assumption by buyer of the loan secured by the Property. Though there can be no assurance that the sale will be consummated, the General Partners are anticipating that the sale will close on or before May 31, 2004. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Partnership property is classified as held for sale. In accordance with SFAS No. 144, assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Therefore, the Partnership ceased depreciation of the asset as of October 23, 2003, the date the asset was determined to be held for sale.

S/M Real Estate Fund VII, Ltd.

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Under the terms of the Partnership’s loan agreement, the Partnership is required to make fixed monthly payments of principal and interest in the amount of $43,269 until maturity on January 1, 2009, at which time the entire outstanding principal balance and accrued interest is due. Under the terms of the loan agreement, the Partnership is required to make monthly contributions of $3,905 which are held by the lender pending application for the completion of certain required repairs to Fifth Avenue. At March 31, 2004, the balance in this replacement reserve account was $12,294.

Cash and cash equivalents totaled $93,577 at March 31, 2004, compared to $117,502 at December 31, 2003. The $23,925 decrease is primarily attributable to debt service payments and payments made to the replacement reserve account and escrow account, partially offset by the release of restricted cash (see below).

Cash held in escrow increased to $175,980 at March 31, 2004 from $108,506 at December 31, 2003. The $67,474 increase is attributable to contributions to the insurance and real estate tax escrow, as required by the Partnership’s loan agreement.

Restricted cash replacement reserve decreased to $12,294 at March 31, 2004, from $23,689 at December 31, 2003. The $11,395 decrease is attributable to the release of $23,176 for replacements, offset in part by monthly contributions to the replacements reserve in accordance with the terms of the loan agreement.

Other assets decreased to $48,174 at March 31, 2004, from $61,407 at December 31, 2003. The decrease is primarily due to decreases in prepaid insurance and the amortization of loan costs.

Accounts receivable totaled $6,847 at March 31, 2004, compared to $8,711 at December 31, 2003. The decrease is primarily attributable to the timing of tenant rental receipts.

Accrued expenses and other liabilities totaled $106,831 at March 31, 2004, compared to $57,625 at December 31, 2003. The change is primarily attributable to the timing of payments for real estate taxes.

The Partnership’s general partners currently expect funds from operations to be sufficient to pay all obligations for 2004, including debt service. In the event of any cash flow deficits, it is expected that such deficits will be funded by the Partnership’s existing cash balances. However, there can be no assurance that the Partnership will have sufficient cash to fund any such deficits.

Results of Operations

Operations resulted in net income of $6,572 for the three-month period ended March 31, 2004, and net loss of $124,566 for the three-month period ended March 31, 2003. The increase in net income for the three months ended March 31, 2004 from the net loss in the corresponding period in 2003 is primarily attributable to decreases in depreciation expense and partnership administrative costs.

Rental income totaled $363,030 for the three-month period ended March 31, 2004, compared with $343,997 for the three-month period ended March 31, 2003. Occupancy at Fifth Avenue averaged approximately 94% and 91% for the three-month periods ended March 31, 2004 and 2003, respectively. The average rental income per occupied square foot at Fifth Avenue was $9.21 for the three-month period ended March 31, 2004, compared to $8.91 for the corresponding period in 2003.

Total expenses for the three-month period ended March 31, 2004 were $357,163 compared to $469,703 for the three-month period ended March 31, 2003. The decrease is primarily attributable to decreases in depreciation expense and general and administrative expenses.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, advertising costs, insurance and real estate taxes. Property operating expenses for the three-month period ended March 31, 2004 were $214,499 compared to $202,586 for the three-month period ended March 31, 2003. The increase is primarily attributable to higher utility costs, apartment major appliance replacements and office/administrative costs.

S/M Real Estate Fund VII, Ltd.

General and administrative expenses for the three-month period ended March 31, 2004 were $31,341 compared to $50,589 for the three-month period ended March 31, 2003. The decrease is due primarily to lower legal fees offset in part by increases in audit and other accounting fees.

On February 20, 2004, the Partnership entered into a Purchase and Sale Agreement with a third party to sell the Property. The initial purchase price for the Property was $8,150,000. The buyer’s inspection period ended March 22, 2004, and the parties executed a First Amendment to the Purchase and Sale Agreement which reduced the purchase price to $8,065,000. The only remaining condition to closing the sale of the Property is the receipt of approval from the lender for the assumption by buyer of the loan secured by the Property. Though there can be no assurance that the sale will be consummated, the General Partners are anticipating that the sale will close on or before May 31, 2004. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Partnership property is classified as held for sale. In accordance with SFAS No. 144, assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Therefore, the Partnership ceased depreciation of the asset as of October 23, 2003, the date the asset was determined to be held for sale.

General

Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as “does not believe” and “believes,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to the market risk of the Partnership since December 31, 2003.

Part I, Item 4. Controls and Procedures

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities and Exchange Act of 1934). Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed by us in our periodic SEC Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including the chief executive officer and chief financial officer or our general partners, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

S/M Real Estate Fund VII, Ltd.

Part II            Other Information

Items 1-5       Not applicable.

Item 6            Exhibits and reports on Form 8-K.

                        (a) Exhibits -

2.1	Voluntary Petition of Shearson-Murray Real Estate Fund VII, Ltd. to commence a case under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas-Austin Division, as filed on June 6, 1989. Reference is made to Exhibit 2a to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 1989.

2.2	Modified First Amended Plan of Reorganization of Shearson-Murray Real Estate Fund VII, Ltd. in the United States Bankruptcy Court for the Western District of Texas-Austin Division Case No. 89-11662-LC filed February 20, 1990. Reference is made to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 1990.

3	Agreement of Limited Partnership of Shearson-Murray Real Estate Fund VII, Ltd., as amended as of September 30, 1983. Reference is made to Partnership’s Form 8-K filed with the Securities and Exchange Commission on October 26, 1983. Reference is made to Exhibit A to the Prospectus dated June 10, 1983 contained in Amendment No. 3 to Partnership’s Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983.

10.1	Assignment and Assumption Agreement between Murray Management Corporation and Anterra Management Corporation for property management and leasing services dated January 1, 1990. Reference is made to Exhibit 10u to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 15, 1990.

10.2	Loan Agreement between S/M Real Estate Fund VII, Ltd. and General Electric Capital Corporation, dated December 3, 1998. Reference is made to Exhibit 10.1 to Partnership’s Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.

10.3	Purchase and Sale Agreement between S/M Real Estate Fund VII, Ltd. and Trivest Residential LLC, dated February 20, 2004. Reference is made to Exhibit 10.1 to Partnership’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2004.

10.4	First Amendment to Purchase and Sale Agreement between S/M Real Estate Fund VII, Ltd. and Trivest Residential LLC, dated March 22, 2004. Reference is made to Exhibit 10.2 to Partnership’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2004.

99.1	Pages A-16 to A-18 of Exhibit A to the Prospectus dated June 10, 1983, contained in Amendment No. 3 to Partnership’s Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28a to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

S/M Real Estate Fund VII, Ltd.

99.2	Pages 10-18 of the Prospectus dated June 10, 1983, contained in Amendment No. 3 to Partnership’s Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28b to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

99.3	Compromise Settlement Agreement between S/M Real Estate Fund VII, Ltd. and Federal National Mortgage Association, dated May 6, 1996. Reference is made to Exhibit 99.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

99.4	$5,830,000 Multifamily Note and Addendum, dated May 30, 1996. Reference is made to Exhibit 99.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

99.5	$681,142 Subordinate Multifamily Note and Addendum, dated May 30, 1996. Reference is made to Exhibit 99.3 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

99.6	$6,400,000 Promissory Note, dated December 3, 1998. Reference is made to Exhibit 99.1 of the Partnership’s Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.

(b)	Reports on Form 8-K

On March 30, 2004, the Partnership filed Form 8-K reporting under Item 5 that on February 20, 2004, the Partnership entered into a Purchase and Sale Agreement with a third party to sell the Partnership’s apartment property for $8,150,000. After the buyer’s inspection period ended March 22, 2004, the parties executed a First Amendment to the Purchase and Sale Agreement which reduced the purchase price to $8,065,000.

S/M Real Estate Fund VII, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S/M REAL ESTATE FUND VII, LTD.

	BY:	SM7 APARTMENT INVESTORS INC. General Partner

Date: May 10, 2004		BY:	/s/ Richard E. Hoffmann

		Name:	Richard E. Hoffmann
		Title:	Chief Executive Officer, Director, President and Treasurer

Date: May 10, 2004		BY:	/s/ Sandy Robison

		Name:	Sandy Robison
		Title:	Chief Financial Officer, Vice President,
Secretary and Controller

S/M Real Estate Fund VII, Ltd.

INDEX TO EXHIBITS

Document
Number	Description

2.1	Voluntary Petition of Shearson-Murray Real Estate Fund VII, Ltd. to commence a case under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas-Austin Division, as filed on June 6, 1989. Reference is made to Exhibit 2a to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 1989.

2.2	Modified First Amended Plan of Reorganization of Shearson-Murray Real Estate Fund VII, Ltd. In the United States Bankruptcy Court for the Western District of Texas-Austin Division Case No. 89-11662-LC filed February 20, 1990. Reference is made to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 1990.

3	Agreement of Limited Partnership of Shearson-Murray Real Estate Fund VII, Ltd., as amended as of September 30, 1983. Reference is made to Form 8-K filed with the Securities and Exchange Commission on October 26, 1983. Reference is made to Exhibit A to the Prospectus dated June 10, 1983 contained in Amendment No. 3 to Partnership’s Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983.

10.1	Assignment and Assumption Agreement between Murray Management Corporation and Anterra Management Corporation for property management and leasing services dated January 1, 1990. Reference is made to Exhibit 10u to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 15, 1990.

10.2	Loan Agreement between S/M Real Estate Fund VII, Ltd. and General Electric Capital Corporation, dated December 3, 1998. Reference is made to Exhibit 10.1 to Partnership’s Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.

10.3	Purchase and Sale Agreement between S/M Real Estate Fund VII, Ltd. and Trivest Residential LLC, dated February 20, 2004. Reference is made to Exhibit 10.1 to Partnership’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2004.

10.4	First Amendment to Purchase and Sale Agreement between S/M Real Estate Fund VII, Ltd. and Trivest Residential LLC, dated March 22, 2004. Reference is made to Exhibit 10.2 to Partnership’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2004.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Pages A-16 to A-18 of Exhibit A to the Prospectus dated June 10, 1983, contained in Amendment No. 3 to Partnership’s Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28a to the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

* Filed herewith.

S/M Real Estate Fund VII, Ltd.

INDEX TO EXHIBITS (continued)

Document
Number	Description
99.2	Pages 10-18 of the Prospectus dated June 10, 1983, contained in Amendment No. 3 to Partnership’s Form S-11 Registration Statement filed with the Securities and Exchange Commission on June 10, 1983. Reference is made to Exhibit 28b to the Partnership’s Form 10-K filed with the Securities and Exchange Commission on May 12, 1988.

99.3	Compromise Settlement Agreement between S/M Real Estate Fund VII, Ltd. and Federal National Mortgage Association, dated May 6, 1996. Reference is made to Exhibit 99.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

99.4	$5,830,000 Multifamily Note and Addendum, dated May 30, 1996. Reference is made to Exhibit 99.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

99.5	$681,142 Subordinate Multifamily Note and Addendum, dated May 30, 1996. Reference is made to Exhibit 99.3 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.

99.6	$6,400,000 Promissory Note, dated December 3, 1998. Reference is made to Exhibit 99.1 of the Partnership’s Form 8-K filed with the Securities and Exchange Commission on December 14, 1998.